Form 10-K
period 2016-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2017-01-27
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)
☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2016
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
YES  ☐    NO  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2016 was $901,001,669.53 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Thursday, May 31, 2016 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2016, there were outstanding: No shares of Common Stock, $.10 par value per share, 25,320,365 shares of Class A Common Stock, $.01 par value per share, and 19,759,469 shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2017 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2016.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2016

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
In 2016, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Monster Energy NASCAR Cup Series events;

•	14 NASCAR Xfinity Series events;

•	9 NASCAR Camping World Truck Series events;

•	2 International Motor Sports Association (“IMSA”) Weather Tech SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 At DAYTONA;

•	5 ARCA Racing Series events;

•	One National Hot Rod Association (“NHRA”) Mello Yello Drag Racing Series event;

•	2 IndyCar ("IndyCar") Series events; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 762,000 grandstand seats and 573 suites. We earn revenues and generate substantial cash flows primarily from admissions, television media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping, and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and services at certain of our motorsports entertainment facilities. We also own and operate the Motor Racing Network, Inc. ("MRN") radio network, also doing business under the name “MRN Radio”, the nation’s largest independent motorsports radio network in terms of event programming. We also have an equity investment in a Hollywood Casino at Kansas Speedway that has generated substantial equity earnings and cash distributions to us since its opening in fiscal year 2012.
At the beginning of fiscal 2017, entitlement of NASCAR's premier series changed. The NASCAR Sprint Cup Series will become the Monster Energy NASCAR Cup Series. Throughout this document, the naming convention for this series is consistent with the branding in fiscal 2017 for prospective events and will be referred to as NASCAR Cup Series for retrospective discussion.
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
OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, and food and beverage concessions at our motorsports entertainment facilities that host NASCAR Cup Series events except for catering, and food and beverage concessions at Chicagoland and Route 66 . Our other operations include MRN; our 50.0 percent equity investment in the joint venture Kansas Entertainment, LLC ("Kansas Entertainment"), which operates the Hollywood Casino at Kansas Speedway; and certain other activities including souvenir merchandising operations. We derived approximately 89.1 percent of our 2016 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities. In addition to events sanctioned by NASCAR, in fiscal 2016, we promoted other stock car, sports car, open wheel, motorcycle and go-kart racing events.
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
Motor Racing Network, Inc.
Our wholly owned subsidiary, MRN, also does business under the name “MRN Radio”. While not a radio station, MRN creates motorsports-related programming content carried on radio stations around the country, as well as a national satellite radio service, Sirius XM Radio. MRN produces and syndicates to radio stations live coverage of the Monster Energy NASCAR Cup, Xfinity and Camping World Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Sirius XM Radio also compensates MRN for the contemporaneous re-airing of race broadcasts and certain other production services. MRN produces and provides unique content to its website, http://www.motorracingnetwork.com/, and derives revenue from the sale of advertising on such website. Each motorsports entertainment facility has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its location. In addition, MRN provides production services for the trackside large screen video display units, at NASCAR Cup Series event weekends that take place at our motorsports facilities, as well as at Dover International Speedway and Pocono Raceway. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for trackside large screen video display units, as well as from rights fees paid by radio stations that broadcast the programming.
EQUITY INVESTMENTS
Hollywood Casino at Kansas Speedway
We have a 50/50 partnership with Penn Hollywood Kansas Inc. (“Penn”), a subsidiary of Penn National Gaming Inc., which operates a Hollywood-themed and branded destination entertainment facility, overlooking turn two at Kansas. Penn is the managing member of Kansas Entertainment and is responsible for the operation of the casino.
Fairfield Inn Hotel at ONE DAYTONA
We have a 33.25 percent equity interest in a partnership with Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, to construct and operate a Fairfield Inn hotel. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel.
We have entered into additional joint ventures, which are structured similarly to the Fairfield Inn joint venture. These joint venture projects include The Daytona, a full service Marriott Autograph Collection hotel, and a residential component of the ONE DAYTONA project (see "Liquidity and Capital Resources - ONE DAYTONA").
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
Employees
As of November 30, 2016 we had over 792 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
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
Adverse changes in our relationships with NASCAR and other motorsports sanctioning bodies, or their sanctioning practices, could limit our future success
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly owned motorsports entertainment facilities accounted for approximately 89.1 percent of our total revenues in fiscal 2016. Previously, each NASCAR sanctioning agreement (and the accompanying media rights fees revenue) was awarded on an annual basis. In 2015, we entered into sanctioning agreements with five year terms with NASCAR Event Management, Inc. ("NEM"), an affiliate of NASCAR, for the promotion of our inventory of NASCAR Cup, Xfinity and Camping World Truck Series events. NASCAR is not required to continue to enter into, renew or extend these five year sanctioning agreements with us to conduct any event. These agreements may be terminated by NASCAR due to a breach by us or should we be unable to comply with the terms thereof. Any adverse change in these sanctioning practices, or the economic structure of the NASCAR industry, could adversely impact our operations and revenue. Moreover, while we may pursue the possible development and/or acquisition of additional motorsports entertainment facilities in the future, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.
Changes to media rights revenues could adversely affect us
Domestic broadcast and certain ancillary media rights fees revenues derived from NASCAR's three national touring series -- the Monster Energy NASCAR Cup Series, Xfinity Series, and Camping World Truck Series -- are an important component of our revenue and earnings stream and any adverse changes to such rights fees revenues could adversely impact our results.
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
If a canceled event is part of the Monster Energy NASCAR Cup, Xfinity or Camping World Truck series, in the year of cancellation we could experience a reduction in the amount of money we expect to receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the canceled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the canceled event.
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
France Family Group members, together, beneficially own approximately 41.0 percent of our capital stock and control over 73.0 percent of the combined voting power of both classes of our common stock. Historically members of the France Family Group have voted their shares of common stock in the same manner. Accordingly, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions and have done so in the past. If holders of class B common stock other than the France Family Group elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.
Our success depends on the availability and performance of key personnel
Our continued success depends upon the availability and performance of our senior management team, which possesses unique and extensive industry knowledge and experience. Our inability to retain and attract key employees in the future, could have a negative effect on our operations and business plans.
Our capital allocation plan may not achieve anticipated results
Enhancing the live event experience for our guests by investing in our major motorsports facilities is a critical strategy for our growth, and our Board of Directors has endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 related to this strategy, which includes DAYTONA Rising. In fiscal 2016, our Board endorsed a capital allocation plan for fiscal 2017 through fiscal 2021, which includes strategic reinvestment in our motorsports facilities and the development project ONE DAYTONA. This plan involves significant challenges and risks including that the projects do not advance our business strategy or that we do not realize a satisfactory return on our investment. It may take longer than expected to realize the full benefits from these projects, such as increased revenue, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition.
Future impairment or loss on disposal of goodwill and other intangible assets or long-lived assets by us or our equity investments and joint ventures could adversely affect our financial results
Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets which could be subject to impairment or loss on retirement. During the fiscal years ended November 30, 2014, 2015 and 2016 we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities totaling approximately $10.1 million, $16.0 million and $2.9 million, respectively. As part of our capital projects process, we identify existing assets that are impacted and require the acceleration of their remaining useful lives. During the fiscal years ended November 30, 2014, 2015, we recorded approximately $11.1 million and $6.8 million, respectively, of accelerated depreciation. There were no similar costs in fiscal 2016.
As of November 30, 2016, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 80.7 percent of our total assets. We account for our goodwill and other intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” Both ASC 350 and 360 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee. These equity investments add an additional element of risk where they may not advance our business strategy or that we do not realize a satisfactory return on our investment. It may take longer than expected to realize the full benefits from these equity investments, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition. Our equity investments total approximately $92.4 million at November 30, 2016.
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
Our business is subject to, and regulated by certain federal, state and foreign privacy and data protection laws and regulations. Changes in regulations or regulatory activity related to the acquisition, storage and subsequent use of customer information and data may prevent us from advancing certain of our business strategies or can increase the costs necessary to comply with such regulations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2016:

		2016 YEAR END CAPACITY		NASCAR CUP EVENTS	OTHER MAJOR EVENTS(1)		MARKETS SERVED	MEDIA MARKET RANK
TRACK NAME	LOCATION	SEATS	SUITES
Daytona International Speedway	Daytona Beach, Florida	101,000	124	4	6		Orlando/Central Florida	18
Talladega Superspeedway	Talladega, Alabama	78,000	30	2	3		Atlanta/ Birmingham	10/45
Michigan International Speedway	Brooklyn, Michigan	71,000	46	2	3		Detroit	13
Auto Club Speedway of Southern California	Fontana, California	67,000	80	1	1		Los Angeles	2
Kansas Speedway	Kansas City, Kansas	64,000	55	2	3		Kansas City	33
Richmond International Raceway	Richmond, Virginia	59,000	40	2	2		Washington D.C.	7
Darlington Raceway	Darlington, South Carolina	58,000	13	1	1		Columbia	77
Chicagoland Speedway	Joliet, Illinois	55,000	25	1	3		Chicago	3
Martinsville Speedway	Martinsville, Virginia	55,000	20	2	2		Greensboro/High Point	46
Phoenix International Raceway	Phoenix, Arizona	51,000	46	2	4		Phoenix	12
Homestead-Miami Speedway	Homestead, Florida	47,000	66	1	2		Miami	16
Watkins Glen International	Watkins Glen, New York	32,000	4	1	3		Buffalo/Rochester	53/76
Route 66 Raceway	Joliet, Illinois	24,000	24	—	1	(2)	Chicago	3

(1)	Other major events include NASCAR Xfinity and Camping World Truck series; ARCA; IMSA; IndyCar; and, AMA Pro Racing.

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
OTHER FACILITIES: We own approximately 245 acres of real property near Daytona which is home to our corporate headquarters, ONE DAYTONA (see “Liquidity and Capital Resources - ONE DAYTONA”) and other offices and facilities. We also own an additional approximate 3,800 acres, outside the location of the respective racing facilities, that are used for event parking, camping, other non-motorsport events and ancillary purposes. In addition, we lease real estate and office space in Talladega, Alabama, Watkins Glen, New York, Concord, North Carolina and Avondale, Arizona.
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
ITEM 4. MINE SAFETY DISCLOSURES
None
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At November 30, 2016, we had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2016, there were approximately 1,934 record holders of class A common stock and approximately 344 record holders of class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

		ISCA		ISCB.OB(1)
		High	Low	High	Low
Fiscal	2015
	First Quarter	$32.65	$28.54	$32.50	$30.75
	Second Quarter	38.27	30.25	37.85	31.35
	Third Quarter	38.06	28.96	37.23	31.52
	Fourth Quarter	37.87	30.99	37.77	31.25
Fiscal	2016
	First Quarter	$36.40	$29.71	$37.77	$30.40
	Second Quarter	37.80	31.75	37.00	32.08
	Third Quarter	36.23	30.30	35.03	32.63
	Fourth Quarter	38.05	30.05	37.43	31.23

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
The Company has a share repurchase program (“Stock Purchase Plan”) under which it is authorized to purchase up to $330.0 million of its outstanding Class A common shares. In November 2016, the Company's Board of Directors expanded its Stock Purchase Plan by an incremental $200.0 million bringing its total current authorization to $530.0 million. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or Programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2015 — August 31, 2016
Repurchase program(1)	1,098,525	$34.04	1,098,525	$24,346
Employee transactions(2)	17,130	33.49	—
September 1, 2016 — September 30, 2016
Repurchase program(1)	30,400	32.98	30,400	23,343
October 1, 2016 — October 31, 2016
Repurchase program(1)	486,400	31.53	486,400	7,998
November 1, 2016 — November 30, 2016
Repurchase program(1)	42,786	32.55	42,786	206,604
	1,675,241		1,658,111

(1)
Since inception of the Stock Purchase Plan through November 30, 2016, we have purchased 8,722,073 shares of our Class A common shares, for a total of approximately $323.4 million. There were no purchases, under the Stock Purchase Plan, of the Company's Class A common shares during fiscal 2014 or 2015. We purchased 1.7 million shares of our Class A common shares during fiscal 2016, at an average cost of approximately $33.25 per share (including commissions), for a total of approximately $55.1 million. At November 30, 2016, we have approximately $206.6 million remaining repurchase authority under the current Stock Purchase Plan.

(2)	Represents shares of our common stock delivered to us in satisfaction of the minimum statutory tax withholding obligation of holders of restricted shares that vested during the period.

Dividends
Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend
2012	$0.20
2013	0.22
2014	0.24
2015	0.26
2016	0.41
Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	119,879	$37.23	314,221
Equity compensation plans not approved by security holders	—	—	—
Total	119,879	37.23	314,221
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2016. The income statement data for the three fiscal years in the period ended November 30, 2016, and the balance sheet data as of November 30, 2015 and November 30, 2016, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2014, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2013 and 2012, have been derived from our audited historical consolidated financial statements, which are available on our website. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2012	2013	2014	2015	2016
	(in thousands, except share and per share data)
Income Statement Data:
Revenues:
Admissions, net	$136,099	$129,824	$129,688	$130,154	$123,521
Motorsports and other event related	416,699	425,530	433,738	451,838	477,197
Food, beverage and merchandise (1)	45,985	44,046	72,880	47,282	41,968
Other	13,584	13,240	15,630	16,096	18,330
Total revenues	612,367	612,640	651,936	645,370	661,016
Expenses:
Direct:
NASCAR event management fees	154,673	159,349	162,988	167,841	171,836
Motorsports and other event related	125,072	125,928	128,229	131,109	133,322
Food, beverage and merchandise (1)	35,642	33,150	58,265	38,484	30,142
General and administrative	102,958	104,925	108,563	111,617	110,828
Depreciation and amortization (2)	77,870	93,989	90,352	94,727	102,156
Impairments / losses on retirements of long-lived assets (3)	11,143	16,607	10,148	16,015	2,905
Total expenses	507,358	533,948	558,545	559,793	551,189
Operating income	105,009	78,692	93,391	85,577	109,827
Interest income (4)	102	96	2,107	157	270
Interest expense (5)	(13,501)	(15,221)	(9,182)	(9,582)	(13,837)
Loss on early redemption of debt (6)	(9,144)	—	—	—	—
Other (7)	1,008	75	5,380	730	12,896
Equity in net (loss) income from equity investments (8)	2,757	9,434	8,916	14,060	14,913
Income before income taxes	86,231	73,076	100,612	90,942	124,069
Income taxes	31,653	27,784	33,233	34,308	47,731
Net income	$54,578	$45,292	$67,379	$56,634	$76,338

Basic and diluted earnings per share	$1.18	$0.97	$1.45	$1.21	$1.66

Dividends per share	$0.20	$0.22	$0.24	$0.26	$0.41
Weighted average shares outstanding:
Basic	46,386,355	46,470,647	46,559,232	46,621,211	45,981,471
Diluted	46,396,631	46,486,561	46,573,038	46,635,830	45,995,691
Balance Sheet Data (at end of period):
Cash and cash equivalents	$78,379	$172,827	$158,847	$160,548	$263,727
Working capital	50,868	153,780	110,783	146,915	217,802
Total assets	1,941,741	2,017,506	2,077,651	2,119,663	2,172,660
Long-term debt	274,419	271,680	268,311	262,762	259,416
Total debt	276,932	274,487	271,746	265,836	262,820
Total shareholders’ equity	1,248,810	1,287,155	1,346,432	1,393,215	1,400,360

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

(3)
Fiscal 2012 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of certain assets in connection with the repaving of the track at Kansas, and certain other long-lived assets located at our motorsports facilities. Fiscal 2013 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. Fiscal 2014 losses associated with demolition costs in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. Fiscal 2015 losses associated with demolition costs in connection with DAYTONA Rising and other capital improvements. Fiscal 2016 losses associated with asset retirements and demolition and/or asset relocation costs in connection with capacity management initiatives at Richmond and other facility capital improvements.

(4)	Fiscal 2014 includes approximately $1.8 million related to settlement of interest income on a long-term receivable.

(5)
Fiscal 2013, 2014 and 2015 include approximately $0.8 million $7.2 million, and $6.0 million, respectively, related to capitalized interest for DAYTONA Rising, (see DAYTONA Rising in Liquidity and Capital Resources of MANAGEMENT'S DISCUSSION AND ANALYSIS). Fiscal 2016 includes approximately $1.5 million related to capitalized interest for ONE DAYTONA, DAYTONA Rising, and other capital projects.

(6)	In fiscal 2012, we recorded a loss on early redemption of debt related to the redemption of $87.0 million of outstanding senior notes maturing in 2014.

(7)
Fiscal 2012 includes the net gain on sale of certain assets. Fiscal 2014 includes the valuation adjustment related to consolidation of MA, representing the fair value over the carrying value as of January 31, 2014. Fiscal 2016 includes the receipt of interest and other consideration, of approximately $11.7 million, related to the sale of the Staten Island property.

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
The adjustments for 2016 relate to a legal settlement, certain track redevelopment projects, non-recurring, pre-opening costs incurred associated with DAYTONA Rising, losses associated with the retirements of certain other long-lived assets related to capacity management initiatives (which predominately include the removal of grandstands at Richmond) and other facility capital improvements, capitalized interest related to DAYTONA Rising, ONE DAYTONA and the Phoenix redevelopment project, gain on sale of Staten Island property, non-cash gain related to the transition of merchandise operations, and net gain on sale of certain assets (predominately associated with the sale of trailers in association with the transition of merchandise operations).

	For The Year Ended November 30, 2012
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$86,231	$31,653	$54,578	$1.18
Adjustments:
Carrying costs related to Staten Island	4,573	1,793	2,780	0.06
Legal settlement/judgment	1,175	461	714	0.01
DAYTONA Rising project	377	148	229	0.00
Losses on retirements of long-lived assets	11,143	4,368	6,775	0.15
Loss on early redemption of debt	9,144	3,584	5,560	0.12
Net (gain) loss on sale of certain assets	(931)	(365)	(566)	(0.01)
Non-GAAP	$111,712	$41,642	$70,070	$1.51

	For The Year Ended November 30, 2013
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$73,076	$27,784	$45,292	$0.97
Adjustments:
Carrying costs related to Staten Island	2,840	1,112	1,728	0.04
Legal settlement/judgment	510	200	310	0.01
DAYTONA Rising project	1,501	588	913	0.02
Accelerated depreciation	15,392	6,034	9,358	0.20
Losses on retirements of long-lived assets	16,607	6,510	10,097	0.21
Capitalized interest	(768)	(301)	(467)	(0.01)
Net (gain) loss on sale of certain assets	(75)	(29)	(46)	0.00
Non-GAAP	$109,083	$41,898	$67,185	$1.44

	For the Year Ended November 30, 2014
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$100,612	$33,233	$67,379	$1.45
Adjustments:
Legal settlement/judgment	(635)	(249)	(386)	(0.01)
DAYTONA Rising project	1,106	434	672	0.02
Accelerated depreciation	11,117	4,359	6,758	0.14
Losses on retirements of long-lived assets	9,543	3,741	5,802	0.12
Impairment of MA's long-lived intangible asset	605	—	605	0.01
Interest settlement on long-term receivable	(1,835)	(719)	(1,116)	(0.02)
Capitalized interest	(7,215)	(2,828)	(4,387)	(0.09)
MA fair value adjustment and income tax benefits	(5,447)	4,008	(9,455)	(0.20)
Net (gain) loss on sale of certain assets	67	26	41	0.00
Non-GAAP	$107,918	$42,005	$65,913	$1.42

	For the Year Ended November 30, 2015
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$90,942	$34,308	$56,634	$1.21
Adjustments:
DAYTONA Rising project	1,393	546	847	0.02
Accelerated depreciation	6,830	2,677	4,153	0.09
Losses on retirements of long-lived assets	16,015	6,280	9,735	0.21
Capitalized interest	(6,006)	(2,354)	(3,652)	(0.08)
Net (gain) loss on sale of certain assets	(730)	(286)	(444)	(0.01)
Non-GAAP	$108,444	$41,171	$67,273	$1.44

	For the Year Ended November 30, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$124,069	$47,731	$76,338	$1.66
Adjustments:
Legal settlement	(1,084)	(418)	(666)	(0.02)
Track redevelopment projects	240	93	147	0.01
DAYTONA Rising project	787	304	483	0.01
Losses on retirements of long-lived assets	2,905	1,122	1,783	0.04
Capitalized interest	(1,489)	(575)	(914)	(0.02)
Gain on sale of Staten Island	(13,631)	(5,262)	(8,369)	(0.18)
Gain on transition of merchandise operations	(797)	(308)	(489)	(0.01)
Net (gain) loss on sale of certain assets	(376)	(145)	(231)	(0.01)
Non-GAAP	$110,624	$42,542	$68,082	$1.48
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
NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Cup, Xfinity and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
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
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and IMSA series. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While some individual sanction agreements may be of terms as short as one year, sanction agreements with NASCAR's national touring series' are five years in length and sanction agreements with IMSA are for a three year period. A significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
Impairments / Losses on Retirements of Long-Lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets, which could be subject to impairments / losses on retirements. During the fiscal years ended November 30, 2014, 2015 and 2016 we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $10.1 million, $16.0 million and $2.9 million, respectively.
As of November 30, 2016, goodwill and other intangible assets and property and equipment account for approximately $1.8 billion, or 80.7 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350 and for our long-lived assets in accordance with ASC 360.
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
In connection with our fiscal 2016 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2016 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that could harm our operating results or financial condition. The carrying value of our equity investments were $92.4 million at November 30, 2016.
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
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of November 30, 2016. Our 50.0 percent portion of Kansas Entertainment’s net income was approximately $8.9 million, $14.1 million and $14.9 million for fiscal years 2014, 2015 and 2016, respectively, and is included in equity in net income from equity investments in our consolidated statements of operations.
Distributions from Kansas Entertainment, for the year ended November 30, 2016, totaling $25.9 million, consist of $16.1 million received as a distribution from its profits included in net cash provided by operating activities on our statement of cash flows; the remaining $9.8 million received was recognized as a return of capital from investing activities on our statement of cash flows. We received total distributions of approximately $32.1 million in fiscal 2015.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA (see "Liquidity and Capital Resources - ONE DAYTONA"), the proposed premier mixed use and entertainment destination across from its Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. As per the partnership agreement, our 33.25 percent share of equity will be limited to our non-cash land contribution and we will share in the profits and losses from the joint venture proportionately to our equity ownership.
In June 2016, DBR contributed land to the joint venture as per the agreement. Vertical construction of the hotel has commenced and is expected to open in third quarter of fiscal 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel. There were no operations as of November 30, 2016.
As part of the ONE DAYTONA project, we have entered into additional joint ventures, which are structured similarly to the Fairfield joint venture, where our share of equity will be limited to our non-cash land contribution and we will share in the profits and losses from the joint venture proportionately to our equity ownership. These joint venture projects include The Daytona, a full service Marriott Autograph Collection hotel, and a residential component of the ONE DAYTONA project.
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
Income Taxes
The principal causes of the decreased income tax rate for the fiscal year ended November 30, 2014 are the tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss and other carryforwards of MA and certain tax filing positions of SMISC, LLC totaling approximately $4.0 million along with certain state income tax adjustments. The principal causes of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2015 and 2016 are reductions in certain state tax rates.
As a result of the above items, the Company’s effective income tax rate decreased from the statutory income rate to approximately 33.0 percent, 37.7 percent and 38.5 percent for the fiscal years ended November 30, 2014, 2015 and 2016, respectively.
In December 2015, Congress passed the Protecting Americans from Tax Hikes Act which included a retroactive renewal back to January 1, 2015 of the previously expired tax legislation. The Act extended accelerated depreciation on qualified capital investments placed into service. This bonus depreciation provision is 50% for qualifying assets placed into service from 2015 through 2017. The impact of this tax legislation did not affect the Company's fiscal 2016 effective tax rate, but correspondingly reduced the current income tax payable and increased the noncurrent deferred tax liability by $73.4 million.
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
In 2008, an unprecedented global economic crisis began that significantly impacted consumer confidence and disproportionately affected key demographics of our target customers. Continuing economic uncertainty including the lack of a broad-based middle class recovery may continue to adversely impact our future attendance, guest spending, and our ability to grow corporate marketing partnerships all of which could negatively affect revenues and profitability. In fiscal 2009, we implemented sustainable cost containment initiatives to mitigate declines in certain revenue categories. We are sustaining the significant cost reductions implemented in previous years and continuously seek ways to improve our operating efficiency without negatively impacting the guest experience.
Looking to the future, we expect the continuing slow, but uneven, recovery in the broader U.S. economy to provide an environment for improved attendance-related and corporate partnership revenues. Our industry is also benefiting from NASCAR securing its broadcast rights through the 2024 season with the largest broadcast rights deal in the sport's 68-year history. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us unparalleled long-term cash flow visibility. We also believe the strategic initiatives and investments we and the motorsports industry have undertaken to grow the sport will continue to strengthen the long-term health of our Company.
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
A few recent, successful innovations that resulted from NASCAR initiatives that have improved on-track competition and excitement, include the introduction of refined aerodynamic and downforce specifications providing the driver more control of the car, knockout group qualifying formats, and overtime rules and enhancements to the Chase for the Championship. In January 2014 NASCAR announced a new championship format that puts greater emphasis on winning races throughout the season and expands the current Chase field to 16 drivers. For 2016, the Chase format has been expanded to both Xfinity and Camping World Truck series events, qualifying 12 drivers and 8 drivers, respectively. The Chase implements a round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race – all of which is exactly what fans want. The new Chase structure has driven competition to a whole new level with a thrilling, easy to understand format that we believe translates into greater fan interest and revenue opportunities for these events. We anticipate continued favorable momentum at our Chase-related events as we move forward.
We support NASCAR's industry strategy on a number of fronts. We are committed to improving our major motorsports facilities to enhance guest experiences and create stronger fan engagement. Specifically, one of the most ambitious and important projects in our history is the redevelopment of the frontstretch of the Daytona International Speedway ("Daytona"), the Company's 57-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports stadium featuring unique experiences for our guests and providing several new marketing platforms for corporate partners, broadcasters and industry stakeholders. Fan and stakeholder feedback, related to redevelopment at Daytona, has been overwhelmingly positive and we were pleased with the financial results after the first full year of events (See "DAYTONA Rising: Reimagining an American Icon"). We remain confident that elevating the experience at the most important and iconic motorsports facility in North America will drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands, and the NASCAR brand. We are also confident, that this strategic project will positively influence attendance trends, corporate involvement in the sport, and the long-term strength of future broadcast media rights revenues.
As part of our strategic plan and updated capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), ISC recently announced that the Board of Directors approved a project to redevelop the grandstands and infield for Phoenix International Raceway ("Phoenix"). The project's cost is estimated to be approximately $178.0 million and addresses critical facility maintenance, enhances the fan experience, provides valuable marketing assets for new sponsorship opportunities, and creates updated infield amenities including a new 'fanzone'. Phoenix is an attractive asset in ISC's portfolio of tracks with a number of key attributes that include two major NASCAR Cup series weekends, including the second to the last NASCAR Cup Series event in the Chase, and a fan-favorite, unique racetrack configuration in the twelfth major media market. Phoenix exists in an attractive, but competitive marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience and provide a sustainable financial return.
Admissions
Driving event sellouts and creating excess demand is key to the optimal performance of our Monster Energy NASCAR Cup Series events. An important component of our operating strategy continues to be a long-standing focus on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing both ticket prices and seating capacity, we have historically shown the ability to stimulate ticket renewals and advance ticket sales.
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
To provide our guests with the best fan experience possible, we have improved fan amenities such as wider seating, increased the amount of social zones to promote greater fan interaction/engagement for our guests, and adjusted sight lines for better viewing. Based on our experience, and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal experience for the fans. Enhancing the live event experience to differentiate it from the at-home television viewing experience is a critical strategy for our future growth. Other benefits derived from capacity management include:

•	improved pricing power for our events;

•	enticing more customers to renew or purchase tickets earlier in the sales cycle;

•	increasing customer retention;

•	driving greater attendance to our lead-in events, such as NASCAR's Xfinity and Camping World Truck series events;

•	generating stronger interest from corporate sponsors; and

•	creating a more visually compelling event for the television audience.
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
Corporate Partnerships
NASCAR is a powerful brand with a loyal fan base that we believe is aware of, appreciates and supports corporate participation to a greater extent than fans of any other sports property. The combination of brand power and fan loyalty provides an attractive platform for robust corporate partnerships. The number of FORTUNE 500 companies invested in NASCAR remains higher than any other sport. More than one-in-four FORTUNE 500 companies, and nearly half of FORTUNE 100 companies, use NASCAR as part of their marketing strategy and the trend is increasing. The number of FORTUNE 500 companies investing in NASCAR has increased approximately 20.0 percent since fiscal 2008.
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
2017 marks the beginning of a new, exciting era for NASCAR's premiere racing series. The introduction of Monster Energy as the series entitlement sponsor for the NASCAR Cup Series establishes a new brand identity that is modern, yet embraces the heritage of NASCAR racing. NASCAR has expressed that Monster Energy will bring greater commitment and activation to the sponsorship platform including greater exposure to younger demographics.
It is important to note that 2016 was the last year our revenue included agreements between ISC and Sprint, previous series sponsor, for various inventory and activation rights at ISC racetracks. These agreements were originally formed in the mid-2000’s, pre-recession. While we currently expect to have similar agreements in place with Monster Energy, we anticipate the economics of the agreements will result in a one-time reset in 2017. Our current estimate for gross corporate sales is to decline approximately 1.0 percent in 2017 due to the reset of these agreements. Excluding this one-time reset, at this time, we expect an increase between 1.0 percent and 2.0 percent in 2017, with escalators in the low-to-mid single digits going forward.
As of January 2017, we have sold all but two Monster Energy NASCAR Cup race entitlements, all but three NASCAR Xfinity series entitlements, and all except one NASCAR Camping World Truck series entitlements. For fiscal 2017, we have agreements in place for approximately 76.0 percent of our gross marketing partnership revenue target. This is compared to fiscal 2016 at this time when we had approximately 75.0 percent of our gross marketing partnership revenue target sold and had entitlements for one Monster Energy NASCAR Cup and four NASCAR Xfinity entitlements either open or not announced. With the vast majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2017.
We believe this demonstrates the value proposition for our corporate partners is stronger than ever.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees are ISC's largest revenue source, accounting for approximately 49.2 percent of 2016 total revenues.
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
FOX has exclusive rights to the first 16 Monster Energy NASCAR Cup Series point races beginning each year with the prestigious DAYTONA 500. In addition, FOX retains the rights to the NASCAR Cup Series All-Star Race, The Advance Auto Parts Clash (formerly the Sprint Unlimited), Can-Am Duel, 14 NASCAR Xfinity Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 Monster Energy NASCAR Cup Series points races including NASCAR’s playoffs, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015. In 2017, NASCAR will have 17 Monster Energy Cup races on network television, the same as 2016.
NASCAR's solid ratings, the strong demand for live sports programming and the proliferation of on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 68-year history.
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 86 million television households. In addition to NASCAR, Fox Sports 1 has deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer, United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast television to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In 2016, Fox Sports 1 broadcast seven live NASCAR Cup events and eleven NASCAR Xfinity events.  NASCAR events and content are consistently among the highest rated programming on Fox Sports 1.
In January 2, 2012, NBC Sports Network (NBCSN) was re-branded to align NBC owned sports channels with its NBC sports division, which consists of a unique array of sports assets, including NBC Sports, NBC Olympics, NBC Sports Network ("NBCSN") , Golf Channel, 10 NBC Sports Regional Networks, NBC Sports Radio and NBC Sports Digital (Sports Live Extra). NBCSN is available in approximately 78 million pay television homes. NBC Sports Group possesses an unparalleled collection of television rights agreements, and in addition to NASCAR partners with some of the most prestigious sports properties in the world including the International Olympic Committee and United States Olympic Committee, the NFL, NHL, PGA TOUR, The R&A, PGA of America, Churchill Downs, Premier League, Tour de France, French Open, Formula One, IndyCar and many more. In 2016, NBCSN broadcast twelve NASCAR Cup events and thirteen NASCAR Xfinity events, which represented some of the highest rated programming for NBCSN.
Specific events, such as the impact of inclement weather for events in the current and/or prior year, and from media competition faced from the 2016 Summer Olympics and the 2016 Presidential campaign, impacts year over year comparability of television ratings.
NASCAR continues to deliver strong audiences in a changing media consumption environment. Even as fans of all sporting events choose to consume content through digital and social media alternatives in addition to television viewing, NASCAR's live television draw is powerful.  NASCAR Cup events ranked as the number one or two sports broadcast of the weekend seventeen times during the 2016 season with the premier series events averaging approximately 4.6 million viewers per broadcast and approximately 58.0 million total unique television viewers.
During 2016, ratings on FOX declined versus prior year, paralleling the general trend in 2016 for sports viewership and media consumption. Notable other marquee sports events saw 2016 viewership declines including the Super Bowl, NCAA Final Four, the Kentucky Derby and the Masters. However, Fox Sports 1 NASCAR ratings increased approximately 3.8% versus 2015 demonstrating that value the NASCAR product brings to the sports network.
In 2016, NASCAR Cup Races on NBC and NBCSN began with a successful kickoff in Daytona for the July NASCAR weekend resulting in the most-watched summer Daytona race since 2011, with 5.7 million viewers. Some significant 2016 season highlights for NBCSN include the number one most watched NBCSN telecast in record for the Brickyard 400 Cup event, and NASCAR Cup races now account for the five most watched telecasts ever on that network. Finally, the NASCAR Cup Championship race from Miami was the second most-watched NASCAR season championship since 2011 and at peak recorded 8.4 million viewers per minute.
Domestic broadcast media rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR Cup, Xfinity and Camping World Truck series events conducted at our facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $302.9 million, $314.5 million and $325.1 million for fiscal 2014, 2015 and 2016, respectively. Operating income generated by these media rights were approximately $220.1 million, $228.4 million and $236.7 million for fiscal 2014, 2015 and 2016, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Cup, Xfinity and Camping World Truck series sanction agreements. NASCAR event management fees ("NEM" or “NASCAR direct expenses”) are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Cup Cup, Xfinity and Camping World Truck series events, as part of NASCAR event management fees (See “Critical Accounting Policies and Estimates - Revenue Recognition”). The NASCAR event management fees are contracted from 2016 through 2020 under the five-year sanction agreements (see Sanctioning Bodies) and paid to NASCAR to contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.
Digital Media Content
A 2016 digital media study conducted by Deloitte confirmed that the current dynamic media landscape is transforming as a result of new technologies available and the evolving ways people choose to consume media content. A few of the study's key findings are as follows:

•
The study evaluated the key segments of the U.S. adult population for technology and consumption preferences. Millennials, defined as adults born after 1983, now make up the largest single segment of generational consumers at 33% of the adult population.

•	Across all generations, smart phones are the highest valued technology product device, far outweighing flat-screen TV's.

•	Nearly a quarter of the U.S. population own a streaming media device, and nearly half of U.S. consumers subscribe to a streaming video service.

•	Millennials spend approximately 50% of their time watching movies and TV shows on a device other than a television, with 20% watching on mobile devices.

•	Checking social networks is a daily habit for more than half of all U.S. consumers, skewing much higher for younger demographics.

•	Social media has surpassed television as the most popular source of news for millennials.
Even though the environment is changing, content is still in high-demand regardless of how it is consumed. However, these statistics point to the importance of providing content through multiple, alternative channels as the importance of digital and social delivery methods continues to progress.
A key plank of NASCAR's strategy is to continue developing rich content and ensuring its delivery through all of the potential ways that people consume media, whether through traditional television viewership, dynamic web/mobile content, and/or through social-media channels. In addition, NASCAR continuously measures content consumption with balanced metrics that track all the distribution channels to measure the effectiveness of television, digital channels, and social media interest and demand.  On the digital front, NASCAR is continually enhancing NASCAR.com and NASCAR Mobile applications to strengthen the Industry's digital presence and drive fan engagement. And NASCAR continues to gain critical Industry insights from the Fan and Media Engagement Center to better understand digital conversations and optimize engagement with the social community.

Through the 2016 NASCAR season, NASCAR has experienced mostly positive results with its digital product offerings experiencing steady overall growth.  Digital media held strong delivering approximately 55.0 million unique visitors to NASCAR.com, NASCAR Mobile web and NASCAR Mobile applications.
Two bright spots in the 2016 season are growth of fans using NASCAR related mobile applications, which is up approximately 8.0 percent year-over-year; and growth in the all-important male 18-34 year old demographic. In addition, as the NASCAR season concluded on NBC, consumption of NASCAR content on NBC Sports’ digital properties (NBCSports.com, the NBC Sports app and connected devices) garnered 105 million live minutes and 873,000 unique devices this season, up +56% and +50%, respectively, compared to the 2015 NASCAR season. These reflect positive digital metric trends and demonstrate progress in NASCAR's key strategic focus areas. On the social media front NASCAR's platforms combined to generate over 4.0 billion social impressions and 256.0 million fan engagements in 2016. Overall, social media reach continues to increase this year with Facebook growing by almost 20.0 percent the prior year, and Twitter increased by more than 24.0 percent versus prior year.  This tremendous growth in reach and engagement is a direct result of our Industry's strategic initiatives and a testament to the broader audience of NASCAR and what can be done with targeted activation. We expect these channels to continue to grow and believe the industry is well positioned to monetize these channels as our fans (mirroring society-at-large) consume more content.
Along with NASCAR, we closely monitor changes in the television and media landscape. As the media landscape continues to evolve we believe we are well positioned to navigate because of our long-term partnerships with industry leaders FOX and NBC, who own the rights to digital distribution of NASCAR content through our current broadcast agreement through 2024. Collectively we view the shifts in media consumption as positives for consumers and provides our sport the opportunity to develop and deliver compelling content in rich and diverse ways to interact with our fans. In addition, NASCAR continuously monitors the broadcast environment and seeks to maximize its return on content with our partners and for the industry stakeholders.
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 89.1 percent of our revenues in fiscal 2016. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Cup series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well as promoters.
In October 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of the Company’s inventory of NASCAR Cup, Xfinity and Camping World Truck Series events. In fiscal 2016, we conducted 21 NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each Sanction Agreement is for a term of five years. Other than the term, the Sanction Agreements are substantially similar to those entered into in previous years. The Sanction Agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The Sanction Agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the Sanction Agreements. NASCAR and NEM are controlled by members of the France Family Group which controls approximately 73.4 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2016, and some members of which serve as directors and officers of International Speedway Corporation. The Company strives to ensure, and management believes that, the terms of the Sanction Agreements transactions are reasonable. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
Merchandise Operations
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics, to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics became the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Cup Series events. In addition, we also contracted with Fanatics for 10 years of exclusive retail merchandise rights for our track trademarks and certain other intellectual property at all of our tracks. The new trackside retail model operated by Fanatics has evolved from using solely haulers for each specific team or driver to displaying all merchandise in a superstore retail environment supported by, in instances, smaller satellite retail touch points around the track. The new model provides a more personal and convenient shopping experience for race fans. We believe this improved trackside merchandise model, combined with select brand name merchandise and an upgraded on-line and mobile experience, better positions us and the industry to maximize merchandise sales while delivering top quality experience to our fans. Consequently, our wholly owned subsidiaries,

Americrown and MA, no longer provide at track merchandise to fans at motorsports events and therefore no longer recognize related revenues and expenses. Instead, we receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue.
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
There were no comparable transactions in fiscal 2016.
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
The Hollywood Casino at Kansas Speedway provides positive cash flow to us and positive equity income in our consolidated statement of operations for fiscal 2014, 2015 and 2016. We expect for our 2017 fiscal year that our share of the cash flow from the casino's operations will be approximately $26.0 million to $27.0 million dollars.
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from the Daytona International Speedway. We have commenced site work on the property, completed construction of the Cobb Theater, and began vertical construction on other phases of the development. We are targeting phase one completion in late 2017 (see “Liquidity and Capital Resources - ONE DAYTONA”).
We remain interested in pursuing further ancillary developments at certain of our other motorsports facilities which enhance our core business, are market-driven, and provide a prudent return on investment.

Current Operations Comparison
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended
	2014	2015	2016
Revenues:
Admissions, net	19.9%	20.2%	18.7%
Motorsports and other event related	66.5	70.0	72.2
Food, beverage and merchandise	11.2	7.3	6.3
Other	2.4	2.5	2.8
Total revenues	100.0	100.0	100.0
Expenses:
Direct:
NASCAR event management fees	25.0	26.0	26.0
Motorsports and other event related	19.7	20.3	20.2
Food, beverage and merchandise	8.9	6.0	4.6
General and administrative	16.7	17.3	16.7
Depreciation and amortization	13.9	14.7	15.5
Losses on retirements of long-lived assets	1.5	2.4	0.4
Total expenses	85.7	86.7	83.4
Operating income	14.3	13.3	16.6
Interest expense, net	(1.1)	(1.5)	(2.1)
Other	0.8	0.1	2.0
Equity in net income from equity investments	1.4	2.2	2.3
Income before income taxes	15.4	14.1	18.8
Income taxes	5.1	5.3	7.2
Net income	10.3%	8.8%	11.6%
Comparison of Fiscal 2016 to Fiscal 2015
The comparison of fiscal 2016 to fiscal 2015 is impacted by the following factors:

•
Year-over-year increases in operating revenues and expenses are significantly driven by the completion of the DAYTONA Rising project prior to the first quarter of fiscal 2016 events at Daytona International Speedway ("Daytona");

•
In the second and third quarters of fiscal 2016 we hosted the Country 500 music festival at Daytona and HARD summer music festival at Auto Club Speedway, respectively.  Comparatively, in the third quarter of fiscal 2015, we hosted the Phish Magnaball music festival at Watkins Glen. For these aforementioned music festivals we earned a facility rental and certain other fees, and recognized revenues and expenses from the sale of concession operations;

•
For fiscal 2015, we recognized non-recurring revenue and expense related to the transition of merchandise operations of approximately $10.4 million and $12.3 million, respectively. Included in this amount is approximately $6.4 million for inventory sold to Fanatics and $4.0 million of wholesale transactions by MA. These revenues drove a total of approximately $12.3 million in expense including product costs associated with the non-recurring transactions, non-recurring costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations, for which there was no related revenue(see "Future Trends in Operating Results, Merchandise Operations"). There were no comparable transactions in fiscal 2016;

•
In fiscal 2016, we recognized approximately $0.8 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to DAYTONA Rising. During fiscal 2015, we recognized approximately $1.4 million, or $0.02 per diluted share, of similar costs;

•
During fiscal 2015, we recognized approximately $6.8 million, or $0.09 per diluted share, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives. There were no comparable costs during fiscal 2016;

•
In fiscal 2016, we recognized approximately $2.9 million, or $0.04 per diluted share, of losses associated with asset retirements and demolition and/or asset relocation costs in connection with capacity management initiatives and other facility capital improvements. Included in these losses were approximately $0.5 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash charges. During fiscal 2015, we recognized approximately $16.0 million, or $0.21 per diluted share, of similar charges, in connection with DAYTONA Rising and capacity management initiatives. Included in these losses were approximately $12.5 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash charges;

•
During fiscal 2016, we capitalized approximately $1.5 million, or $0.02 per diluted share, of interest related to ONE DAYTONA, DAYTONA Rising and the redevelopment at Phoenix. During fiscal 2015, we recognized approximately $6.0 million, or $0.08 per diluted share, of similar interest capitalization related to DAYTONA Rising;

•
During fiscal 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note of our Staten Island property. As a result, we recorded a gain of approximately $13.6 million, or 0.18 per diluted share, comprised of deferred gain, interest, and other consideration paid. The deferred gain of $1.9 million is included in Other operating revenue in our consolidated statement of operations, and the interest, and additional consideration, received is included in Other in our consolidated statement of operations (see "Equity and Other Investments”). There was no comparable transaction in the prior year;

•
During fiscal 2016, we recognized a non-cash gain related to the transition of merchandise operations of approximately $0.8 million, or $0.01 per diluted share. There was no comparable transaction in the prior year; and

•
During fiscal 2016, we received a favorable settlement relating to certain ancillary operations of approximately $1.1 million or $0.02 per diluted share. There was no comparable activity in the prior year.

Fiscal 2016 admissions revenue decreased approximately $6.6 million, or 5.1 percent compared to fiscal 2015. The decrease is predominately due to decreased attendance and/or admissions at NASCAR events held at certain of our locations. In addition, the NASCAR Cup event held at Richmond International Raceway ("Richmond") was moved from its traditional Saturday evening schedule to a Sunday afternoon time slot, and the threat of inclement weather during the NASCAR events held at Talladega Superspeedway ("Talladega") also contributed to the decrease. Partially offsetting these decreases were increased attendance and/or admissions related to DAYTONA Rising for events held during Daytona Speedweeks, including the Daytona 500, Bikeweek events, the Coke Zero 400 and the Rolex 24, as well as NASCAR and IMSA weekends at Watkins Glen.
Motorsports and other event related revenue increased approximately $25.4 million, or 5.6 percent, in fiscal 2016 as compared to fiscal 2015. The increase is largely attributable to increases in sponsorship and hospitality revenues of approximately $12.7 million, primarily related to DAYTONA Rising and the events held during Daytona Speedweeks. Also contributing to the increase were increases in television broadcast revenue of approximately $8.5 million, ancillary rights of approximately $2.2 million and other track related revenues totaling approximately $1.6 million, as well increased revenues from the aforementioned music festivals totaling approximately $1.0 million, as compared to the prior year.
Food, beverage and merchandise revenue decreased approximately $5.3 million, or 11.2 percent, in fiscal 2016 as compared to fiscal 2015. When excluding the aforementioned transition of merchandise operations of approximately $11.1 million, food, beverage and merchandise revenue increased approximately $5.8 million as compared to the prior year. This increase is attributed to increased non-motorsports related catering and concessions revenue related to the aforementioned HARD and Country 500 music festivals of approximately $3.6 million, approximately $1.5 million related to disaster relief efforts in the Daytona Beach area related to Hurricane Matthew, and increased motorsports related catering and concessions of approximately $2.5 million. Slightly offsetting the increase was approximately $1.8 million related to the aforementioned Phish Magnaball music festival held in fiscal 2015, for which the event was not held in fiscal 2016.
NASCAR event management fees increased by approximately $4.0 million, or 2.4 percent, in fiscal 2016 as compared to fiscal 2015. The increase includes approximately $5.6 million attributable to contracted NEM fees, of which approximately $2.7 million is attributable to the increase in television broadcast rights fees, as NASCAR sanction agreements require a specific percentage of television broadcast rights fees to be paid to competitors for the NASCAR Sprint Cup, Xfinity and Camping World Truck series. This increase is offset by the aforementioned Chicagoland Xfinity series held in 2015 for which there is no comparable events in 2016.
Motorsports and other event related expense increased by approximately $2.2 million, or 1.7 percent, in fiscal 2016 as compared to fiscal 2015. The increase is attributable to increased purchased services and personnel related expenses for other events of approximately $2.6 million, higher operating costs of approximately $1.5 million, associated with the opening of the world's first motorsports stadium at Daytona, and approximately $1.9 million of expenses related to the aforementioned IndyCar event held at Phoenix in fiscal 2016, which was not held in fiscal 2015. Partially offsetting the increase were reductions in expenses of approximately $4.0 million, related to certain fiscal 2015 events held at Chicagoland and Auto Club Speedway which were not held in fiscal 2016. Motorsports and other event related expenses as a percentage of combined admissions and motorsports and other event related revenue remained consistent at approximately 22.2 percent for fiscal 2016, as compared to 22.5 percent for the same period in the prior year.
Food, beverage and merchandise expense decreased approximately $8.3 million, or 21.7 percent, in fiscal 2016 as compared to fiscal 2015. When excluding the aforementioned fiscal 2015 costs for transition of merchandise operations of approximately $10.5 million, food, beverage and merchandise expense increased by approximately $2.2 million, as compared to the prior year. The increase was primarily attributed to increased concession related expenses of approximately $3.2 million, attributed to the aforementioned HARD summer music festival at Auto Club Speedway and the Country 500 music festival at Daytona, for which these events were not held in fiscal 2015, and increased motorsports related concessions and catering expenses of approximately $0.8 million. Slightly offsetting the increase was approximately $1.6 million of concession expenses related to the aforementioned Phish Magnaball music festival at Watkins Glen for which this event was not held in fiscal 2016. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 71.8 percent for fiscal 2016, as compared to 81.4 percent for the same period in the prior year. The margin improvement is primarily a result of the aforementioned transition in merchandising operations in fiscal 2015, as well as lower cost of sales related to concessions and catering as compared to the same period in the prior year, driven by improvements in menu engineering and production strategy coupled with a modest per cap increase.
General and administrative expense decreased approximately $0.8 million, or 0.7 percent, in fiscal 2016 as compared to fiscal 2015, predominately due to a reduction of approximately $2.2 million in certain administrative costs, a decrease in certain land lease payments of approximately $1.1 million and approximately $0.5 million of costs related to building maintenance that occurred in fiscal 2015, for which there were no comparable costs in fiscal 2016. Partially offsetting the decrease were approximately $1.4 million of costs associated with the opening of the world's first motorsports stadium at Daytona, approximately $0.4 million of property taxes, approximately $0.7 million of lower reimbursed expenses related to the aforementioned transition in merchandising operations, and approximately $0.5 million in purchased services, as compared to prior year. General and administrative expenses as a percentage of total revenues decreased slightly to approximately 16.8 percent for fiscal 2016, as compared to 17.3 percent for fiscal 2015. The slight margin increase is predominately due to higher total revenues in fiscal 2016.
Depreciation and amortization expense increased approximately $7.4 million, or 7.8 percent, in fiscal 2016, as compared to fiscal 2015. Depreciation increased approximately $9.5 million due to new assets placed in service associated with DAYTONA Rising in fiscal 2016. Partially offsetting the increase is approximately $1.1 million attributable to the shortening of service lives of certain assets associated with the repaving of Watkins Glen, in fiscal 2015, for which there was no comparable event in the same periods of fiscal 2016 and approximately $1.0 million related to assets that have been fully depreciated, or removed from service.
Losses on retirements of long-lived assets decreased approximately $13.1 million, or 81.9 percent, in fiscal 2016, as compared to fiscal 2015. The decrease is primarily due to approximately $12.1 million of fiscal 2015 demolition costs in connection with DAYTONA Rising, for which there were no comparable cost in fiscal 2016.
Interest income, during fiscal 2016, of approximately $0.3 million, was comparable to the prior year.
Interest expense increased approximately $4.3 million, or 44.4 percent, in fiscal 2016, as compared to fiscal 2015. The increase was predominately due to lower capitalized interest associated with DAYTONA Rising. Partially offsetting the increase was capitalized interest of approximately $1.2 million related to ONE DAYTONA.
Equity in net income from equity investments in fiscal 2016 and 2015, respectively, substantially represents our 50.0 percent equity investments in Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”).
Our effective income tax rate increased from approximately 37.7 percent to approximately 38.5 percent during fiscal 2016 compared to fiscal 2015 (see “Income Taxes”).
As a result of the foregoing, net income increased approximately $19.7 million, or $0.45 per diluted share, for fiscal 2016 as compared to fiscal 2015.
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

Fiscal 2015 admissions revenue of $130.2 million was comparable to fiscal 2014. Factors driving attendance increases and higher average ticket prices include:

•	Increases in attendance and admissions at the DAYTONA 500, Talladega, Martinsville, Auto Club Speedway, Darlington, Phoenix, Watkins Glen and Homestead;

•	Increased attendance and admissions for NASCAR's Cup Chase for the Championship events at Chicagoland and Talladega as well as sold out events for the Fall Phoenix and Homestead Cup races; and

•	Certain non-NASCAR events new to the Company’s event schedule in 2015.
Several factors contributed to attendance decreases which offset the noted increases, including:

•
The reduced number of seats available at Daytona for the July NASCAR Cup and Xfinity series events as a result of the construction cycle related to DAYTONA Rising (see Liquidity and Capital Resources - DAYTONA Rising: Reimagining an American Icon);

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
NASCAR event management fees increased by approximately $4.9 million, or 3.0 percent, in fiscal 2015 as compared to fiscal 2014. The increase includes approximately $3.0 million attributable to increases in television broadcast rights fees, for the NASCAR Cup, Xfinity and Camping World Truck series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. The remaining increase is attributable to higher contracted NEM fees.
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
General and administrative expense increased approximately $3.1 million, or 2.8 percent, in fiscal 2015 as compared to fiscal 2014, due to approximately $3.6 million of certain administrative costs and ancillary facility operations, as well as a net decrease to our general liability insurance reserve in the prior year period of approximately $1.1 million, for which there is no comparable reduction in the current period. Slightly offsetting the increase was approximately $0.9 million of costs related to real and tangible property taxes and $0.7 million of non-recurring costs related to the aforementioned transition in merchandising operations. General and administrative expenses as a percentage of total revenues decreased slightly to approximately 17.3 percent for fiscal 2015, as compared to 16.7 percent for fiscal 2014. The margin decrease for the period is primarily due one-time, non-recurring administrative costs related to DAYTONA Rising and to adjustments in our general liability insurance reserves in the 2014 period.
Depreciation and amortization expense increased approximately $4.4 million, or 4.8 percent, in fiscal 2015 as compared to fiscal 2014. Approximately $11.9 million of the increase relates to new assets placed in service associated with DAYTONA Rising, and approximately $5.5 million is attributable to the continued shortening of the service lives of certain assets that will eventually be retired associated with DAYTONA Rising. Also contributing to the increase is approximately $1.3 million is attributable to the shortening of service lives of certain assets associated with the repaving of Watkins Glen. Offsetting these increases are approximately $14.3 million related to assets that have been fully depreciated, or removed from service.
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

	2014	2015	2016
Cash and cash equivalents	$158,847	$160,548	$263,727
Working capital	110,783	146,915	217,802
Total debt	271,746	265,836	262,820
At November 30, 2016, our working capital was primarily supported by our cash and cash equivalents totaling approximately $263.7 million. The increase in working capital at November 30, 2016, as compared to the prior period, is predominantly attributable to the refund received, of approximately $50.8 million, in February 2016 of all of the Federal income tax estimated payments made in fiscal year 2015. This was a result of the Protecting Americans from Tax Hikes Act, passed by Congress in December 2015, which renewed previously expired tax legislation that included a retroactive renewal back to January 1, 2015 (see "Capital Allocation"). Also contributing to the increase in working capital were the cash proceeds from the sale of the Staten Island property (see "Equity and Other Investments - Staten Island Property").
Significant cash flow items during fiscal the fiscal years ended November 30 are as follows (in thousands):

	2014	2015	2016
Net cash provided by operating activities (1)	$162,847	$151,987	$245,888
Capital expenditures (2)	(183,936)	(155,016)	(140,793)
Distribution from equity investee and affiliate (3)	22,000	32,050	25,900
Proceeds from sale of Staten Island property (4)	11,187	4,648	67,890
Equity investments and advances to affiliate (5)	(1,322)	—	(130)
Net proceeds (payments) related to long-term debt	(2,807)	(3,437)	(3,408)
Dividends paid and reacquisitions of previously issued common stock	(11,504)	(13,111)	(74,571)
(1) Variances in net cash provided by operating activities were predominately due to the amount and timing of cash payments for income taxes (see "Income Taxes"). The increase in net cash provided by operating activities, during the period ended November 30, 2016, as compared to the same period in the prior year, is driven primarily by the aforementioned Federal income tax refund received in February 2016
(2) Activity in capital expenditures is predominately due to DAYTONA Rising (see "Capital Expenditures") and ONE DAYTONA (see "ONE DAYTONA")
(3) Distributions from equity investee and affiliates, consist of amounts received as distribution from their profits and returns of capital as detailed in our statement of cash flows
(4) Proceeds from sale of Staten Island property consist of interest and principle amounts received as detailed in our statement of cash flows

(5) Amounts relate to Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”) and ONE DAYTONA (see "ONE DAYTONA"), respectively
(6) Amounts relate to dividends paid and reacquisition of previously issued common stock (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds")
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2016, we have approximately $294.0 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
Capital Allocation
We have established a long-term capital allocation plan to ensure we generate sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects.
Since 2013, we have operated under a capital expenditure plan totaling $600.0 million for reinvestment in existing facilities, which included capital expenditures related to DAYTONA Rising (see “DAYTONA Rising - Reimagining an American Icon”). This plan was adopted by the Board of Directors in 2013 and established a multi-year capital facility reinvestment plan through 2017. At November 30, 2016, there was approximately $58.7 million remaining for capital expenditures in approved and/or planned projects under this plan.
In 2016, our working capital position was further strengthened by the following events:

•
Federal tax legislation passed in December 2015 providing for extension of 7-year depreciation for tax purposes on certain motorsports facility assets placed in service during fiscal 2015 through 2016, and bonus depreciation on capital expenditures placed in service fiscal 2015 through 2019. While the tax legislation does not impact our overall tax liability, it does impact the timing of the annual payment of cash taxes. Cash taxes paid for federal and state taxes in fiscal 2015 was approximately $45.0 million. As a result of this legislation, which was passed subsequent to our fiscal 2015 year-end, but retroactive for all assets placed in service during 2015, we received a tax refund of approximately $50.8 million in fiscal 2016 related to overpayment of estimated taxes in prior years, primarily attributable to depreciation for assets placed in service related to DAYTONA Rising. Cash tax payments for fiscal 2016 were approximately $24.4 million. Cash tax payments for fiscal 2017 are currently estimated to be between $50.0 million to $55.0 million; and

•
In March 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. We have no further commitments or contingencies related to the property or its sale. As a result, in the second quarter of fiscal 2016, we recorded a gain of approximately $13.6 million. The deferred gain of $1.9 million is included in Other operating revenue in our consolidated statement of operations, and the interest and additional consideration received is included in Other below Operating Income in our consolidated statement of operations.

Following the successful completion of DAYTONA Rising (delivering the project on time, on budget and achieving incremental $15.0 million EBITDA), along with the aforementioned events strengthening working capital, the Board of Directors transitioned the remaining commitments under the 2013 $600.0 million plan as of November 30, 2016 and adopted the following capital allocation plan covering fiscal years 2017 through 2021:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021, which includes approximately $58.7 million for 2017 carried over from the 2013 $600 million plan.  This allocation will fund a reinvestment at Phoenix, the first phase of redevelopment at Richmond, as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  In 2017 we will begin the redevelopment of Phoenix (see “Phoenix Redevelopment”) with completion targeted in late 2018, therefore, we expect spending to be somewhat front-loaded.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return of this invested capital in the mid to low single digits;

•
In addition to the aforementioned $500.0 million in capital expenditures for existing facilities, we expect we will have an additional $95.0 million of capital expenditures in fiscal 2016 through 2018 related to phase one of ONE DAYTONA.  We expect this investment to exceed our weighted average cost of capital (see "ONE DAYTONA");

•
Return of capital to shareholders is a significant pillar of our capital allocation.  In fiscal 2016 we increased our dividend approximately 58.0 percent to $0.41 per share.  We expect dividends to increase in 2017, and beyond, by approximately four to five percent annually.  For the year ended November 30, 2016, we repurchased 1.7 million shares of ISCA on the open market at a weighted average share price of $33.25 for a total of approximately $55.1 million.  In November 2016, our Board of Directors expanded the Stock Purchase Plan by an incremental $200.0 million bringing its total current authorization to $530.0 million. For 2017 through 2021 we expect our return of capital program will be approximately $280.0 million, comprised of close to $100.0 million in total annual dividends and the balance being open market repurchase of ISCA shares over the five year period.  At this time we expect this spending to be evenly allocated per year, although we will scale the repurchase program to buy opportunistically; and

•
We will continue to explore development and/or acquisition opportunities beyond the initiatives discussed above that build shareholder value and exceed our weighted average cost of capital. Should additional development and/or acquisitions be pursued, we will provide discrete information on timing, scope, cost and expected returns of such opportunities.

The aforementioned represents certain components of our capital allocation plan for fiscal 2017 and beyond. This capital allocation plan is reviewed annually, or more frequently, and can be revised, if necessary, based on changes in business conditions.
Capital Expenditures
As discussed in “Future Trends in Operating Results,” an important strategy for our future growth will come from investing in our major motorsports facilities to enhance the live event experience and better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
Capital expenditures for fiscal 2016 total approximately $140.8 million, inclusive of capitalized interest and labor. In comparison, the Company spent approximately $155.0 million on capital expenditures for projects at its existing facilities in fiscal 2015, including DAYTONA Rising. For fiscal 2017, we expect capital expenditures associated with the $500.0 million capital expenditure plan to range between $100.0 million and $115.0 million, which includes commencement of construction for the Phoenix Redevelopment project. Incremental to this is approximately $50.0 million to $60.0 million in capital expenditures related to construction for ONE DAYTONA.
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
Long-Term Obligations and Commitments
Our $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2016, the Company was in compliance with its various restrictive covenants. At November 30, 2016, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
Our $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2016, the Company was in compliance with its various restrictive covenants. At November 30, 2016, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000 principal and interest. At November 30, 2016, the outstanding principal on the 6.25 percent Term Loan was approximately $47.9 million.
At November 30, 2016, outstanding TIF bonds totaled approximately $52.1 million, net of the unamortized discount, which is comprised of a $2.8 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2016, the Unified Government had approximately $0.9 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
On September 27, 2016, we amended and extended our existing $300.0 million credit facility, maturing November 2017, and entered into a new $300.0 million revolving credit facility (“2016 Credit Facility”). The 2016 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. Interest accrues, at our option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of our debt rating as determined by specified rating agencies or its leverage ratio. Certain of our wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that our leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and our interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of November 30, 2016, we were in compliance with the various restrictive covenants contained in the credit facility agreement. At November 30, 2016, we had no outstanding borrowings under our credit facility.
At November 30, 2016 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2016 (in thousands):

		Obligations Due by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$265,418	$3,738	$8,613	$76,134	$176,933
Interest	104,686	13,967	27,185	23,320	40,214
Motorsports entertainment facility operating agreement	16,968	1,055	2,110	2,110	11,693
Other operating leases	41,896	4,570	4,942	2,066	30,318
Total Contractual Cash Obligations	$428,968	$23,330	$42,850	$103,630	$259,158
Commercial commitment expirations are as follows as of November 30, 2016 (in thousands):

		Commitment Expiration by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$940	$205	$275	$255	$205
Unused credit facilities	300,000	2,000	—	298,000	—
Total Commercial Commitments	$300,940	$2,205	$275	$298,255	$205
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch at Daytona, ISC's 57-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry.
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
By providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, we expected, upon completion of DAYTONA Rising, to provide an immediate incremental lift in Daytona's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million. For the year ended November 30, 2016, we slightly exceeded these expectations. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward-looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to unanticipated changes in projected attendance, lower than expected ticket prices, and/or lower than forecasted corporate sponsorships. We do not know whether these expectations will ultimately continue as actual revenues and operating results may differ materially from these estimates.
Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. Through November 30, 2016, we recorded approximately $14.6 million of capitalized interest associated with the DAYTONA Rising project since inception.
Total spending incurred, exclusive of capitalized interest, relating to DAYTONA Rising was approximately$65.9 million for fiscal 2016, and is approximately $398.7 million since the inception of the project.
We have identified existing assets that were expected to be impacted by the redevelopment and that those assets required accelerated depreciation, certain removal costs and losses on asset retirements, over the approximate 31-month project time span. Total accelerated depreciation, certain removal costs and losses on retirements of assets recognized, since the inception of the project, was approximately $45.4 million. There were no similar costs related to the DAYTONA Rising project in fiscal 2016.
In addition, our depreciation expense, related directly to DAYTONA Rising, increased incrementally by approximately $11.9 million in fiscal 2015, and an additional $16.4 million in fiscal 2016. The incremental increase in depreciation expense for fiscal 2015 is based on the opening of approximately 40.0 percent of the new stadium's seating capacity for Budweiser Speedweeks 2015 and an additional approximate 10.0 percent of the new stadium's seating capacity for the 2015 Coke Zero 400.
As a result, our total depreciation expense for fiscal 2016 is approximately $102.2 million, and is estimated to be between approximately $100.0 million to $105.0 million in fiscal 2017.
ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from the Daytona International Speedway.
We have crafted a strategy that will create synergy with the Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd and leverage our real estate on year-round basis.
We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail/dining/entertainment, a 2,500 seat movie theater, 660 hotel rooms, 1,350 residential units, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space.
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
In March 2015, we announced Legacy Development, a leading national development group, as development consultant for ONE DAYTONA. Intensely focused on innovative destination retail and mixed-use projects, Legacy Development is working closely with ISC’s development staff on the project. The Legacy Development team is a natural fit for the project, having served as the developer for Legends Outlets Kansas City, a mixed-use retail destination across from our Kansas Speedway.
We have completed the design for the first phase of ONE DAYTONA. This first phase will be comprised of three components: retail, dining and entertainment (“RD&E”); hotels; and residential.
The RD&E component of phase one will be owned and managed 100.0 percent by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We expect to spend approximately $95.0 million in fiscal 2016 through 2017 on the RD&E component of ONE DAYTONA’s first phase. Other sources of funds will include the public incentives discussed above and land to be contributed to the project. In September 2016, we announced VCC has been selected as general contractor to oversee construction of the RD&E component of phase one including Victory Circle and the parking garage. VCC has an outstanding national reputation for quality and a proven track record leading and managing the development and construction of some of the country’s most engaging mixed-use developments.

Lease agreements have been executed with Bass Pro Shops®, America’s most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, as anchor tenants of ONE DAYTONA. Other announced tenants include P.F. Chang’s, Hy’s Toggery, Kilwins Confections, Guitar Center, Tervis, IT’SUGAR, Jeremiah’s Italian Ice, Venetian Nail Spa, Sunglass World, Oklahoma Joe’s BBQ, Rock Bottom Restaurant & Brewery, MidiCi: The Neapolitan Pizza Company, Lindbergh, Designers Market, and GameTime. Leasing remains strong and we are exceeding our leasing goals for the project.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 145-room full service Autograph Collection hotel at ONE DAYTONA that will be known as The DAYTONA. They are also building a 105-room select-service Fairfield Inn & Suites by Marriott that is currently under vertical construction. As part of the partnership agreement, our portion of equity will be limited to our land contribution and we will share proportionately in the profits from the joint venture.
Prime Group has been selected as the partner for ONE DAYTONA’s residential development. Following an extensive request for proposal process, ONE DAYTONA chose the Florida developer based on their command of market demographics, development experience and expert property management systems. Prime Group is proceeding with the development in ONE DAYTONA for approximately 276 luxury apartment rental units that will add critical mass to the overall ONE DAYTONA campus. Similar to the hotel partnership, our portion of equity will be limited to our land contribution and we will share proportionately in the profits from the joint venture.
Cobb Daytona Luxury Theatres opened in December 2016 and Bass Pro Shops is planning a February 2017 opening, followed by the Fairfield Inn & Suites later in fiscal 2017. We are targeting phase one completion in late fiscal 2017. At stabilization we expect this first phase on ONE DAYTONA to deliver annual revenue and EBITDA of approximately $12.0 million and approximately $9.0 million, respectively, and deliver an unlevered return above our weighted average cost of capital. We expect to add leverage to ONE DAYTONA’s phase one post-stabilization.
Total capital expenditures for ONE DAYTONA, excluding capitalized interest and net of capital incentives, are expected to be approximately $95.0 million. Through November 30, 2016 capital expenditures totaled approximately $22.0 million, exclusive of capitalized interest and labor. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we expect to secure financing for the project upon stabilization. However, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. Through November 30, 2016, we recorded approximately $1.6 million of capitalized interest related to ONE DAYTONA, since inception, and expect approximately $3.5 million to $4.0 million to be recorded by completion of construction.
Any future phases will be subject to prudent business considerations for which we will provide discrete cost and return disclosures.
Phoenix Redevelopment
On November 30, 2016, we announced our Board of Directors had approved a multi-year redevelopment project to elevate the fan and spectator experience at Phoenix, the company’s 52-year-old motorsports venue. The redevelopment is expected to focus on new and upgraded seating areas, vertical transportation options, new concourses, enhanced hospitality offerings and an intimate infield experience with greater accessibility to pre-race activities.
The redevelopment of Phoenix is included in our aforementioned $500.0 million capital allocation covering fiscal years 2017 through 2021. The redevelopment project at Phoenix is expected to cost approximately $178.0 million, including maintenance capital, before capitalized interest. Okland Construction ("Okland") has been selected as general contractor of the project. Effective November 30, 2016, Phoenix entered into a Design-Build Agreement with Okland. The Design-Build Agreement obligates Phoenix to pay Okland approximately $136.0 million for the completion of the work described in the Design-Build Agreement. This amount is a guaranteed maximum price to be paid for the work, which may not change absent a requested change in the scope of work by Phoenix.
Based on the Company's current plans for Phoenix, it has identified existing assets that are expected to be impacted by the redevelopment and will require accelerated depreciation, or losses on asset retirements, totaling approximately $3.4 million, non-cash charges, over the approximate 22-month project time span. Upon completion, the redevelopment is expected to provide an immediate incremental lift in Phoenix's EBITDA between approximately $8.5 million and $9.0 million. The project is expected to commence in early 2017 and be complete in late 2018.
Despite the Company not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that the Company capitalize a portion of the interest on existing outstanding debt during the construction period.  The Company estimates it will record approximately $4.0 million to $4.5 million of capitalized interest from fiscal 2017 through fiscal 2018.
For fiscal 2017, we expect capital expenditures related to the redevelopment of Phoenix to total approximately $70.0 million to $75.0 million and capitalized interest of approximately $1.2 million.

Speedway Developments
In light of NASCAR's publicly announced position regarding additional potential realignment of the Monster Energy NASCAR Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country that would create value for our shareholders. However, we are not currently pursuing any new speedway development opportunities.
Inflation
We do not believe that inflation has had a material impact on our operating costs and earnings.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on our financial position, results of operations, and cash flows. We will adopt the provisions of this statement in the first quarter of fiscal 2019.
In April 2015, the FASB, in conjunction with the IASB, issued ASU No. 2015-03, "Interest - Imputation of Interest". The objective of this Update is to simplify the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. We have adopted the provisions of this statement in the first quarter of fiscal 2016 and prior periods have been retrospectively adjusted (see "Note 6. Long-Term Debt").
In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Sub-Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have adopted the provisions of this statement in the first quarter of fiscal 2016 and prior periods have been retrospectively adjusted.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842): "Leases". The objective of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. For a public entity, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for all entities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.

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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2016, we had no variable debt outstanding.
At November 30, 2016, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $278.2 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $5.2 million at November 30, 2016.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation

We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the “Company”) as of November 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation at November 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Speedway Corporation’s internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 27, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
January 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation

We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2016 of International Speedway Corporation and our report dated January 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
January 27, 2017

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2015	2016
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$160,548	$263,727
Receivables, less allowance of $1,000 in 2015 and 2016, respectively	42,112	35,445
Income taxes receivable	572	189
Prepaid expenses and other current assets	62,312	13,759
Total Current Assets	265,544	313,120
Property and Equipment, net	1,448,964	1,455,506
Other Assets:
Equity investments	103,249	92,392
Intangible assets, net	178,626	178,629
Goodwill	118,791	118,791
Other	4,489	14,222
	405,155	404,034
Total Assets	$2,119,663	$2,172,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,074	$3,404
Accounts payable	56,968	29,770
Deferred income	38,243	39,416
Other current liabilities	20,344	22,728
Total Current Liabilities	118,629	95,318
Long-Term Debt	262,762	259,416
Deferred Income Taxes	336,232	409,585
Long-Term Deferred Income	6,969	5,988
Other Long-Term Liabilities	1,856	1,993
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,348,051 and 24,922,561 issued and outstanding in 2015 and 2016, respectively	263	249
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,942,136 and 19,767,280 issued and outstanding in 2015 and 2016, respectively	199	197
Additional paid-in capital	449,136	437,292
Retained earnings	946,940	965,281
Accumulated other comprehensive loss	(3,323)	(2,659)
Total Shareholders’ Equity	1,393,215	1,400,360
Total Liabilities and Shareholders’ Equity	$2,119,663	$2,172,660
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2014	2015	2016
	(in thousands, except share and per share amounts)
REVENUES:
Admissions, net	$129,688	$130,154	$123,521
Motorsports and other event related	433,738	451,838	477,197
Food, beverage and merchandise	72,880	47,282	41,968
Other	15,630	16,096	18,330
	651,936	645,370	661,016
EXPENSES:
Direct:
NASCAR event management fees	162,988	167,841	171,836
Motorsports and other event related	128,229	131,109	133,322
Food, beverage and merchandise	58,265	38,484	30,142
General and administrative	108,563	111,617	110,828
Depreciation and amortization	90,352	94,727	102,156
Losses on retirements of long-lived assets	10,148	16,015	2,905
	558,545	559,793	551,189
Operating income	93,391	85,577	109,827
Interest income	2,107	157	270
Interest expense	(9,182)	(9,582)	(13,837)
Other	5,380	730	12,896
Equity in net income from equity investments	8,916	14,060	14,913
Income before income taxes	100,612	90,942	124,069
Income taxes	33,233	34,308	47,731
Net income	$67,379	$56,634	$76,338
Earnings per share:
Basic and diluted	$1.45	$1.21	$1.66

Dividends per share	$0.24	$0.26	$0.41

Basic weighted average shares outstanding	46,559,232	46,621,211	45,981,471

Diluted weighted average shares outstanding	46,573,038	46,635,830	45,995,691
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended November 30,
	2014	2015	2016
	(in thousands)
Net income	$67,379	$56,634	$76,338
Other comprehensive income:
Amortization of interest rate swap, net of tax benefit of $425, $424 and $418, respectively	657	658	664
Comprehensive income	$68,036	$57,292	$77,002
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at November 30, 2013	$261	$200	$445,097	$846,235	$(4,638)	$1,287,155
Net income	—	—	—	67,379	—	67,379
Other comprehensive income	—	—	—	—	657	657
Cash dividends ($.24 per share)	—	—	—	(11,181)	—	(11,181)
Reacquisition of previously issued common stock	—	—	(323)	—	—	(323)
Other	1	—	(82)	—	—	(81)
Stock-based compensation	—	—	2,826	—	—	2,826
Balance at November 30, 2014	262	200	447,518	902,433	(3,981)	1,346,432
Net income	—	—	—	56,634	—	56,634
Other comprehensive income	—	—	—	—	658	658
Cash dividends ($.26 per share)	—	—	—	(12,127)	—	(12,127)
Reacquisition of previously issued common stock	—	—	(984)	—	—	(984)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Other	—	—	(342)	—	—	(342)
Stock-based compensation	—	—	2,944	—	—	2,944
Balance at November 30, 2015	263	199	449,136	946,940	(3,323)	1,393,215
Net income	—	—	—	76,338	—	76,338
Other comprehensive income	—	—	—	—	664	664
Exercise of stock options	—	—	136	—	—	136
Cash dividends ($.41 per share)	—	—	—	(18,859)	—	(18,859)
Reacquisition of previously issued common stock	(16)	—	(16,558)	(39,138)	—	(55,712)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	0
Other	—	—	872	—	—	872
Stock-based compensation	—	—	3,706	—	—	3,706
Balance at November 30, 2016	$249	$197	$437,292	$965,281	$(2,659)	$1,400,360
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2014	2015	2016
	(in thousands)
OPERATING ACTIVITIES
Net income	$67,379	$56,634	$76,338
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Staten Island property	—	—	(13,631)
Gain on assumption of controlling interest in equity investee	(5,447)	—	—
Depreciation and amortization	90,352	94,727	102,156
Stock-based compensation	2,826	2,944	3,706
Amortization of financing costs	1,779	1,787	1,745
Interest received on Staten Island note receivable	5,087	4,648	1,162
Deferred income taxes	(12,346)	(15,678)	72,936
Income from equity investments	(8,916)	(14,060)	(14,913)
Distribution from equity investee	10,076	15,209	16,067
Losses on retirements of long-lived assets, non-cash	2,644	3,490	2,399
Other, net	380	(702)	(277)
Changes in operating assets and liabilities
Receivables, net	(1,776)	(14,514)	6,667
Prepaid expenses and other assets	1,977	4,466	(14,751)
Accounts payable and other liabilities	(517)	5,128	4,837
Deferred income	(1,692)	2,621	192
Income taxes	11,041	5,287	1,255
Net cash provided by operating activities	162,847	151,987	245,888
INVESTING ACTIVITIES
Capital expenditures	(183,936)	(155,016)	(140,793)
Distribution from equity investee and affiliate	11,924	16,841	9,833
Equity investments and advances to affiliate	(1,322)	—	(130)
Proceeds from sale of Staten Island property	6,100	—	66,728
Proceeds from sale of assets	—	4,442	560
Cash included in assumption of ownership interest in equity investee	4,686	—	—
Other, net	32	(5)	(6)
Net cash used in investing activities	(162,516)	(133,738)	(63,808)
FINANCING ACTIVITIES
Payment of long-term debt	(2,807)	(3,437)	(3,408)
Deferred financing fees	—	—	(1,058)
Exercise of Class A common stock options	—	—	136
Cash dividends paid	(11,181)	(12,127)	(18,859)
Reacquisition of previously issued common stock	(323)	(984)	(55,712)
Net cash used in financing activities	(14,311)	(16,548)	(78,901)
Net increase (decrease) in cash and cash equivalents	(13,980)	1,701	103,179
Cash and cash equivalents at beginning of year	172,827	158,847	160,548
Cash and cash equivalents at end of year	$158,847	$160,548	$263,727
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation (“ISC”), including its wholly owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2016, the Company owned and/or operated 13 of the nation’s major motorsports entertainment facilities as follows:

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
In 2016, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) NASCAR Cup Series events;

•	14 NASCAR Xfinity Series events;

•	9 NASCAR Camping World Truck Series events;

•	2 International Motor Sports Association (“IMSA”) Weather Tech SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 At DAYTONA;

•	5 ARCA Racing Series events;

•	One National Hot Rod Association (“NHRA”) Mello Yello Drag Racing Series event;

•	Two IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 762,000 grandstand seats and 573 suites. The Company also conducts, either through operations of the particular facility or through certain wholly owned subsidiaries operating under the name “Americrown,” food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.
At the beginning of fiscal 2017, entitlement of NASCAR's premier series changed. The NASCAR Sprint Cup Series will become the Monster Energy NASCAR Cup Series. Throughout this document, the naming convention for this series is consistent with the branding in fiscal 2017 for prospective events and will be referred to as NASCAR Cup Series for retrospective discussion.
Motor Racing Network, Inc. (“MRN”), the Company’s proprietary radio network, produces and syndicates to radio stations live coverage of the Monster Energy NASCAR Cup, Xfinity and Camping World Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN provides production services for the trackside large screen video display units, at NASCAR Cup Series event weekends that take place at the Company's motorsports facilities. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs.
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
The Company maintained its cash and cash equivalents with a limited number of financial institutions at November 30, 2016.
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
Leasehold improvements are depreciated over the shorter of the related lease term or their estimated useful lives. The Company evaluates the carrying value of property and equipment and if there are indicators of potential impairment. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.
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
In connection with the Company’s fiscal 2016 assessment of goodwill and intangible assets for possible impairment, the Company used the future discounted cash flows / income approach based on Level 3 Fair Value hierarchy. The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. The Company’s latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2016 indicated there had been no impairment and the fair value exceeded the carrying value for the respective reporting units.
During fiscal 2016, the Company believes there has been no significant change in the long-term fundamentals of its ongoing motorsports event business. The Company believes its present operational and cash flow outlook further support its conclusion. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future condition or results of operations.
FAIR VALUE OF FINANCIAL INSTRUMENTS
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
INCOME TAXES: Income taxes have been provided using the asset and liability method. Under this method the Company’s estimates of deferred income taxes and the significant items giving rise to deferred tax assets and liabilities reflect its assessment of actual future taxes to be paid on items reflected in its financial statements, giving consideration to both timing and probability of realization.
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
NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
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
Revenues and related costs from the sale of food, beverage and merchandise to retail customers are recognized at the time of sale.
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
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $4.6 million and $3.8 million at November 30, 2015 and 2016, respectively.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred. Advertising expense was approximately $16.5 million, $17.1 million and $17.7 million for the years ended November 30, 2014, 2015 and 2016, respectively.
LOSS CONTINGENCIES: Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred.
USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
RECLASSIFICATIONS: Certain prior year amounts in the Consolidated Balance Sheets have been reclassified to conform with the current year presentation.
NEW ACCOUNTING PRONOUNCEMENTS: In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2019.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842): "Leases". The objective of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. For a public entity, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for all entities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except share and per share amounts):

	2014	2015	2016
Numerator:
Net income	$67,379	$56,634	$76,338
Basic earnings per share denominator:
Weighted average shares outstanding	46,559,232	46,621,211	45,981,471
Basic earnings per share:
Income from continuing operations	$1.45	$1.21	$1.66
Loss from discontinued operations
Net income	$1.45	$1.21	$1.66
Denominator:
Weighted average shares outstanding	46,559,232	46,621,211	45,981,471
Common stock options	13,806	14,619	14,220
Diluted weighted average shares outstanding	46,573,038	46,635,830	45,995,691

Basic and diluted earnings per share	$1.45	$1.21	$1.66

Anti-dilutive shares excluded in the computation of diluted earnings per share	121,462	98,928	81,292
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30, (in thousands):

	2015	2016
Land and leasehold improvements	$244,496	$244,337
Buildings, grandstands and motorsports entertainment facilities	1,695,682	1,831,804
Furniture and equipment	215,928	258,510
Construction in progress	131,897	55,011
	2,288,003	2,389,662
Less accumulated depreciation	839,039	934,156
	$1,448,964	$1,455,506
Depreciation expense was approximately $90.2 million, $94.7 million and $102.2 million for the years ended November 30, 2014, 2015 and 2016, respectively. The depreciation expense for the year ended November 30, 2015, includes approximately

$6.8 million of accelerated depreciation that was recorded due to the shortening of the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives. There were no similar costs in fiscal 2016.
NOTE 4 — RETIREMENTS OF LONG-LIVED ASSETS
The Company recorded before-tax charges relating to retirements of long-lived assets during the fiscal years ending November 30, as follows (in thousands):

	2014	2015	2016
Losses on retirements of long-lived assets	$10,148	$16,015	$2,905
Less: cash portion of losses on asset retirements	7,504	12,525	506
Non-cash losses on retirements of long-lived assets	$2,644	$3,490	$2,399
The fiscal 2014 retirements are primarily attributable to the ongoing removal of certain assets in connection with the track repaving at Kansas, as well as guest enhancements at Talladega Superspeedway (“Talladega”), Richmond International Raceway (“Richmond”) and certain of the Company's other facilities.
The fiscal 2015 retirements are primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements.
The fiscal 2016 retirements are primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising and other capital improvements.
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
The Company has accounted for Kansas Entertainment as an equity investment in its consolidated financial statements as of November 30, 2014, 2015 and 2016, respectively. The Company’s 50.0 percent portion of Kansas Entertainment’s net income was approximately $8.9 million, $14.1 million and $14.9 million for fiscal years 2014, 2015 and 2016, respectively, and is included in equity in net income from equity investments in the Company's consolidated statements of operations.
Distributions from Kansas Entertainment, for the years ended November 30, are as follows (in thousands):

	2014	2015	2016
Distribution from profits	$10,076	$15,209	$16,067
Distribution in excess of profits	11,924	16,841	9,833
Total Distributions	$22,000	$32,050	$25,900
Fairfield Inn at ONE DAYTONA
Since June 2013, the Company has pursued development of ONE DAYTONA, the proposed premier mixed use and entertainment destination across from its Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of the Company, was formed to own, construct and operate a Fairfield Inn Hotel. The Fairfield will be situated within the ONE DAYTONA development. As per the partnership agreement, the Company's 33.25 percent share of equity will be limited to its non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership.
In June 2016, DBR contributed land to the joint venture as per the agreement. Vertical construction of the hotel has commenced and is expected to open in the third quarter of fiscal 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel. There were no operations during the year ended November 30, 2016.

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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing.  The remaining sales price was financed with the Company holding a secured mortgage interest in 380 Development as well as the underlying property.  The mortgage balance bore interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company received a principal payment of approximately $6.1 million plus interest on this mortgage balance through February 29, 2016. The remaining purchase price of $66.4 million, was due in March 2016.
In March 2016, the Company completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. The Company has no further commitments or contingencies related to the property or its sale. As a result, in the second quarter of fiscal 2016, the Company recorded a gain of approximately $13.6 million, comprised of recognition of profit of approximately $1.9 million, interest totaling approximately $11.4 million, and other consideration paid. The deferred gain of $1.9 million is included in Other operating revenue in the Company's consolidated statement of operations, and the interest, and additional consideration received, is included in Other Revenue in the Company's consolidated statement of operations.
The net proceeds from the sale, combined with the mortgage interest and related total cash tax benefit, has provided the Company with approximately $129.8 million in incremental cash flow through the aforementioned assignment of all rights.
Motorsports Authentics
Prior to January 31, 2014, the Company was partners with Speedway Motorsports, Inc. ("SMI") in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. On January 31, 2014, SMI abandoned its interest and rights in SMISC, LLC, consequently bringing the Company's ownership to 100.0 percent. MA's operations are included in the Company's consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in the Company's consolidated financial statements.
As a result of SMI's abandonment of their interest in SMISC, LLC, the Company recorded other income of approximately $5.4 million, representing the fair value of MA, over the carrying value, as of January 31, 2014. The fair value was based on a discounted cash flow analysis using level 3 inputs. Most of the fair value represented the value of MA's working capital and the fair value was not sensitive to assumptions used in the discounted cash flow analysis. In addition, the Company recognized tax benefits of approximately $4.0 million, representing the tax benefit associated with various operating loss carryforwards of MA that are expected to be realized in its consolidated tax filings in the future and certain other tax filing positions of SMISC, LLC. In November 2014, the Company recognized an impairment of a long-lived intangible asset of approximately $0.6 million, which is included in non-cash losses on retirements of long-lived assets. MA's operating income contribution, subsequent to consolidation, was immaterial, and is included in the Motorsports Event segment.

Summarized financial information of the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2014	2015	2016
Current assets	$33,349	$17,204	$15,856
Noncurrent assets	215,226	196,164	177,479
Current liabilities	19,273	17,749	17,380
Noncurrent liabilities	—	—	—
Net sales	141,849	153,183	153,276
Gross profit	72,031	80,691	82,087
Operating income	20,153	30,417	32,136
Net income	20,153	30,417	32,136
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets as of November 30, are as follows (in thousands):

	2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	114	94	20
Total amortized intangible assets	124	104	20
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,730	$104	$178,626

	2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	120	97	23
Total amortized intangible assets	130	107	23
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,736	$107	$178,629

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2016	$3
Estimated amortization expense for the year ending November 30:
2017	2
2018	2
2019	2
2020	2
2021	15
There were no changes in the carrying value of goodwill during fiscal 2015 and 2016.
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30, (in thousands):

	2015		2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(261)	$65,000	$(210)
3.95 percent Senior Notes	100,000	(370)	100,000	(328)
6.25 percent Term Loan	48,726	—	47,878	—
TIF bond debt service funding commitment	54,646	(1,905)	52,145	(1,665)
Revolving Credit Facility	—	—	—	—
	268,372	(2,536)	265,023	(2,203)
Less: current portion	3,408	(334)	3,738	(334)
	$264,964	$(2,202)	$261,285	$(1,869)
Schedule of Payments (in thousands)

For the year ending November 30:
2017	$3,738
2018	4,091
2019	4,522
2020	5,326
2021	70,808
Thereafter	176,933
265,418
Net premium	(395)
Total	$265,023
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the

Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2016, the Company was in compliance with its various restrictive covenants. At November 30, 2016, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2016, the Company was in compliance with its various restrictive covenants. At November 30, 2016, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
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
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000 principal and interest. At November 30, 2016, the outstanding principal on the 6.25 percent Term Loan was approximately $47.9 million.
At November 30, 2016, in connection with the financing of Kansas Speedway, totaled approximately $52.1 million, net of the unamortized discount, which is comprised of a $2.8 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
On September 27, 2016, the Company amended and extended its existing $300.0 million credit facility, maturing November 2017, and entered into a new $300.0 million revolving credit facility (“2016 Credit Facility”). The 2016 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of November 30, 2016, the Company was in compliance with its various restrictive covenants. At November 30, 2016, the Company had no outstanding borrowings under the 2016 Credit Facility.
At November 30, 2016, the Company has approximately $2.7 million, net of tax, deferred in accumulated other comprehensive loss associated with a terminated interest rate swap which is being amortized as interest expense over life of the 4.63 percent Senior Notes (see above).

Total interest expense incurred by the Company for the years ended November 30, are as follows (in thousands):

	2014	2015	2016
Interest expense	$16,479	$16,286	$16,038
Less: capitalized interest	7,297	6,704	2,201
Net interest expense	$9,182	$9,582	$13,837
At November 30, 2015 and 2016, the Company recorded deferred financing costs of approximately $3.1 million and $3.6 million, respectively, net of accumulated amortization. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 8 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes for the years ended November 30, are as follows (in thousands):

	2014	2015	2016
Current tax expense (benefit):
Federal	$42,243	$46,095	$(27,061)
State	3,336	3,891	1,856
Deferred tax expense (benefit):
Federal	(13,450)	(15,164)	70,186
State	1,104	(514)	2,750
Provision for income taxes	$33,233	$34,308	$47,731
The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense for the years ended November 30, is as follows (percent of pre-tax income):

	2014	2015	2016
Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	2.5	3.2
MA abandonment benefit	(5.9)	—	—
Other, net	0.1	0.2	0.3
	33.0%	37.7%	38.5%

The principal causes of the decreased income tax rate for the fiscal year ended November 30, 2014 are the tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss and other carryforwards of MA and certain tax filing positions of SMISC, LLC totaling approximately $4.0 million along with certain state income tax adjustments. The principal causes of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2015 and 2016 are reductions in certain state tax rates.
As a result of the above items, the Company’s effective income tax rate decreased from the statutory income rate to approximately 33.0 percent, 37.7 percent and 38.5 percent for the fiscal years ended November 30, 2014, 2015 and 2016, respectively.

The components of the net deferred tax assets (liabilities) at November 30, are as follows (in thousands):

	2015	2016
Loss carryforwards	$13,918	$15,477
Deferred revenues	2,609	1,529
Accruals	7,204	2,946
Compensation related	3,509	4,065
Interest	3,406	2,740
Deferred tax assets	30,646	26,757
Valuation allowance	(7,893)	(7,031)
Deferred tax assets, net of valuation allowance	22,753	19,726
Amortization and depreciation	(357,389)	(428,828)
Equity investment	(1,273)	(180)
Other	(323)	(303)
Deferred tax liabilities	(358,985)	(429,311)
Net deferred tax liabilities	$(336,232)	$(409,585)

Deferred tax assets — current	$—	$—
Deferred tax liabilities — noncurrent	(336,232)	(409,585)
Net deferred tax liabilities	$(336,232)	$(409,585)
At November 30, 2016 the Company has deferred tax assets related to various state loss carryforwards totaling approximately $13.2 million that expire in varying amounts beginning in fiscal 2019. The Company also has deferred tax assets related to federal loss carryforwards subject to limitations under IRC 382 related to MA totaling approximately $2.3 million that expire beginning in fiscal 2032. The valuation allowance at November 30, 2015 and 2016 was primarily related to state loss carryforwards that, in the judgment of management, are not more likely to be realized. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
Federal returns for fiscal years 2012 through 2015 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2011 through 2015.
A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2015	$356
Reductions for tax positions of prior years	(45)
Balance at November 30, 2016	$311
In December 2015, Congress passed the Protecting Americans from Tax Hikes Act which included a retroactive renewal back to January 1, 2015 of the previously expired tax legislation. The Act extended accelerated depreciation on qualified capital investments placed into service. This bonus depreciation provision is 50% for qualifying assets placed into service from 2015 through 2017, 40% for qualifying assets placed into service in 2018 and 30% for qualifying assets placed into service in 2019. The impact of this tax legislation did not affect the Company's fiscal 2016 effective tax rate, but correspondingly reduced the current income tax payable and increased the noncurrent deferred tax liability by $73.4 million.

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
Stock Purchase Plan
The Company has a share repurchase program (“Stock Purchase Plan”) under which it is authorized to purchase up to $330.0 million of its outstanding Class A common shares. In November 2016, the Company's Board of Directors expanded its Stock Purchase Plan by an incremental $200.0 million, bringing its total current authorization to $530.0 million. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plan through November 30, 2016, the Company has purchased 8,722,073 shares of its Class A common shares, for a total of approximately $323.4 million. There were no purchases of the Company's Class A shares during fiscal 2014 or 2015. In fiscal 2016 the Company purchased 1.7 million shares of our Class A common shares, at an average cost of approximately $33.25 per share (including commissions), for a total of approximately $55.1 million. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2016, the Company has approximately $206.6 million remaining repurchase authority under the current Stock Purchase Plan.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100 percent vested upon entrance to the ISC Plan. The contribution expense for the ISC Plan was approximately $1.6 million, $1.7 million and $1.7 million for the years ended November 30, 2014, 2015 and 2016, respectively.
The estimated cost to complete approved projects and current construction in progress at November 30, 2016 at the Company’s existing facilities is approximately $247.2 million. Included in Other current liabilities on the Company's Consolidated Balance Sheets are approximately $6.5 million and $4.1 million, of certain administrative costs as of November 30, 2015 and 2016, respectively.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2016, the Unified Government had approximately $0.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona International Speedway under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2016, are as follows (in thousands):

For the year ending November 30:	Operating Agreement	Operating Leases
2017	$1,055	$4,570
2018	1,055	2,995
2019	1,055	1,947
2020	1,055	1,123
2021	1,055	943
Thereafter	11,693	30,318
Total	$16,968	$41,896
Total expenses incurred under the track operating agreement, these operating leases and all other short-term rentals during the years ended November 30, 2014, 2015 and 2016 were approximately $14.7 million, $14.4 million, and $13.7 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $6.0 million at November 30, 2016. At November 30, 2016, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 11 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, IMSA, Historic Sportscar Racing, IndyCar Series, NASCAR, NHRA, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls over 73.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2016, and some members of which serve as directors and officers of the Company.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Cup, Xfinity and Camping World Truck series events conducted at its wholly owned facilities were approximately $302.9 million, $314.5 million and $325.1 million in fiscal years 2014, 2015 and 2016, respectively. The Company recorded prize money of approximately $84.0 million, $87.2 million and $89.6 million in fiscal years 2014, 2015 and 2016, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.

Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $163.0 million, $167.8 million and $171.8 million, for the fiscal years ended November 30, 2014, 2015 and 2016, respectively. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $29.8 million and $21.3 million at November 30, 2015 and 2016, respectively.
The Company and NASCAR, along with certain NASCAR affiliates, share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space on trackside large screen video display units. The Company’s payments to NASCAR for MRN’s broadcast rights to NASCAR Camping World Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft is based on actual usage or an allocation of total actual usage. The aggregate amount received and receivable from NASCAR for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $10.5 million, $10.2 million and $10.2 million during fiscal 2014, 2015 and 2016, respectively. We believe the amounts earned from or charged by us under each of the aforementioned transactions are commercially reasonable.
IMSA, a wholly owned subsidiary of NASCAR, sanctions various events at certain of the Company’s facilities. Standard IMSA sanction agreements require racetrack operators to pay event management fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by IMSA to participants in the events. Event management fees paid by the Company to IMSA totaled approximately $1.3 million, $1.3 million and $1.3 million for the years ended November 30, 2014, 2015 and 2016, respectively.
AMA Pro Racing, an entity controlled by a member of the France Family Group, sanctions various events at certain of the Company’s facilities. Standard AMA Pro Racing sanction agreements require racetrack operators to pay event management fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by AMA Pro Racing to participants in the events. Event management fees paid by the Company to AMA Pro Racing totaled approximately $0.5 million, $0.1 million and $0.1 million during fiscal 2014, 2015 and 2016, respectively. Furthermore, the Company and AMA Pro Racing share a variety of expenses in the ordinary course of business. The aggregate amount received from AMA Pro Racing by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $0.2 million.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR, IMSA and AMA Pro Racing are commercially reasonable.
Other Related Party Transactions
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The net amount received by the Company for these items, totaled approximately $320,000, $456,000 and $306,000 during fiscal 2014, 2015 and 2016, respectively.
Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), is a law firm controlled by family members of W. Garrett Crotty, one of the Company’s executive officers. The Company engages Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services totaled approximately $31,000, $39,000 and $36,000 during fiscal 2014, 2015 and 2016, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy and certain employee benefit programs. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $492,000, $517,000 and $555,000 during fiscal 2014, 2015 and 2016, respectively. In fiscal 2014 , Brown & Brown paid the Company approximately $100,000 for the purchase of tickets. There were no comparable transactions in fiscal 2015 or 2016.
One of the Company’s directors, Christy F. Harris, is Of Counsel to Kinsey, Vincent Pyle, L.C., a law firm that provided legal services to the Company during fiscal 2014, 2015 and 2016. The Company paid approximately $78,000, $35,000 and $97,000 for these services in fiscal 2014, 2015 and 2016, respectively.
We believe the amounts earned from or charged by us under each of the aforementioned transactions are commercially reasonable.
NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2014	2015	2016
Income taxes paid	$51,314	$44,989	$24,392

Interest paid	$14,429	$14,504	$14,199
NOTE 13 — LONG-TERM STOCK INCENTIVE PLAN
On November 30, 2016, the Company has two share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying consolidated statements of operations for those plans was $2.8 million, $2.9 million, and $3.7 million for the years ended November 30, 2014, 2015 and 2016, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $1.2 million, $1.2 million and $1.5 million for the years ended November 30, 2014, 2015 and 2016, respectively.
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
In April, 2006, the Company’s shareholders’ approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted and unrestricted stock, cash awards and Performance Units (as defined in the 2006 Plan) to employees, consultants and advisers of the Company capable of contributing to the Company’s performance. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 2006 Plan. Incentive Stock Options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1996, as amended. The 2006 Plan approved by the shareholders appoints the Compensation Committee (the “Committee”) to administer the 2006 Plan. Awards under the 2006 Plan will contain such terms and conditions not inconsistent with the 2006 Plan as the Committee in its discretion approves. The Committee has discretion to administer the 2006 Plan in the manner which it determines, from time to time, is in the best interest of the Company.
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
The Company granted 91,076, 89,343 and 92,583 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2014, 2015 and 2016, respectively, to certain officers, managers, and other employees under the Plans. The shares of restricted stock awarded vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted stock awards was $31.44, $36.36 and $33.49 per share, respectively.

The Company granted 8,118, 8,190 and 8,073 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2014, 2015 and 2016, respectively, to non-employee directors as partial compensation for their service as a director. The shares of restricted stock awarded vest at the rate of 100.0 percent on the one year anniversary after the date of grant. The weighted average grant date fair value of these restricted share awards was $33.28, $36.67 and $33.45 per share, respectively.
A summary of the status of the Company’s restricted stock as of November 30, 2016, and changes during the fiscal year ended November 30, 2016, is presented as follows:

	Restricted Shares	Weighted- Average Grant- Date Fair Value (Per Share)	Weighted- Average Remaining Contractual Term (Years)
Unvested at November 30, 2015	359,793	$32.03
Granted	100,656	33.49
Vested	(69,574)	32.55
Forfeited	(882)	26.69
Unvested at November 30, 2016	389,993	32.32	3.5
As of November 30, 2016, there was approximately $5.4 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of approximately 3.5 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2014, 2015 and 2016, was approximately $1.5 million, $3.7 million and $2.3 million, respectively.
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

A summary of option activity under the Stock Plan as of November 30, 2016, and changes during the year then ended is presented as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2015	148,951	$38.31
Expired	(23,751)	46.59
Exercised	(5,321)	25.65
Forfeited	—	—
Outstanding at November 30, 2016	119,879	37.23	1.9	$598,489

Vested and Exercisable at November 30, 2016	119,879	$37.23	1.9	$598,489
There were no options granted in fiscal years 2014, 2015 and 2016. There were no options exercised during fiscal years 2014, 2015 and there were 5,321 options exercised during fiscal year 2016. The total intrinsic value of options exercised during the fiscal year ended November 30, 2016, was approximately $0.6 million. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $20,251 for the fiscal year ended November 30, 2016.
As of November 30, 2016, there was no unrecognized compensation cost related to unvested stock options granted under the Stock Plan.
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
At November 30, 2016, the Company had money market funds totaling approximately $68.4 million and are included in cash and cash equivalents in the consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. At November 30, 2016, the fair value of the long-term debt, as determined by quotes from financial institutions, was approximately $278.2 million compared to the carrying amount of approximately $265.0 million.
The Company had no level 3 inputs as of November 30, 2016.
NOTE 15 — QUARTERLY DATA (UNAUDITED)
The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events.

The following table presents certain unaudited financial data for each quarter of fiscal 2015 and 2016 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28, 2015	May 31, 2015	August 31, 2015	November 30, 2015
Total revenue	$136,552	$164,010	$125,490	$219,318
Operating income (loss)	21,591	19,217	(7,138)	51,907
Net income (loss)	14,953	13,355	(3,956)	32,282
Basic and diluted earnings (loss) per share	0.32	0.29	(0.08)	0.69

	Fiscal Quarter Ended
	February 29, 2016	May 31, 2016	August 31, 2016	November 30, 2016
Total revenue	$142,630	$167,561	$128,986	$221,839
Operating income	31,166	23,679	3,737	51,245
Net income	19,831	21,898	2,173	32,436
Basic and diluted earnings per share	0.43	0.47	0.05	0.72
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $2.0 million, $2.1 million and $2.2 million for the years ended November 30, 2014, 2015 and 2016, respectively. The following table shows information by operating segment (in thousands):

	For the Year Ended November 30, 2014
	Motorsports Event	All Other	Total
Revenues	$609,973	$43,981	$653,954
Depreciation and amortization	84,614	5,738	90,352
Operating income (loss)	99,332	(5,941)	93,391
Equity investments income	—	8,916	8,916
Capital expenditures	177,318	6,618	183,936
Total assets	1,621,726	455,925	2,077,651
Equity investments	—	122,565	122,565

	For the Year Ended November 30, 2015
	Motorsports Event	All Other	Total
Revenues	$607,483	$39,986	$647,469
Depreciation and amortization	89,823	4,904	94,727
Operating income (loss)	89,395	(3,818)	85,577
Equity investments income	—	14,060	14,060
Capital expenditures	144,641	10,375	155,016
Total assets	1,682,700	439,499	2,122,199
Equity investments	—	103,249	103,249

	For the Year Ended November 30, 2016
	Motorsports Event	All Other	Total
Revenues	$630,213	$32,953	$663,166
Depreciation and amortization	97,816	4,340	102,156
Operating income (loss)	107,690	2,137	109,827
Equity investments income	—	14,913	14,913
Capital expenditures	100,644	40,149	140,793
Total assets	1,651,845	520,815	2,172,660
Equity investments	—	92,392	92,392
Schedule II — Valuation and Qualifying Accounts (in thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
For the year ended November 30, 2014 Allowance for doubtful accounts	$1,000	$101	$101	$1,000
For the year ended November 30, 2015 Allowance for doubtful accounts	1,000	260	260	1,000
For the year ended November 30, 2016 Allowance for doubtful accounts	1,000	94	94	1,000

(A)	Uncollectible accounts written off, net of recoveries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2016, and during the period prior to and including the date of this report.
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
January 27, 2017
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2016, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2016, based on the specified criteria. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the headings “Directors, Nominees, and Officers ” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2017 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after November 30, 2016 in connection with the solicitation of proxies for the Company’s 2017 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the heading “Executive Compensation” and under the heading “Directors, Nominees and Officers” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after November 30, 2016 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the headings “Voting Securities and Principal Holders” and under the heading “Directors, Nominees and Officers” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after November 30, 2016 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the heading under the subheading "Compensation Committee Interlocks and Insider Participation" under the heading "Executive Compensation" and under the subheadings "Directors Holding Office Until 2015 Annual Meeting", "Board Leadership" and “Certain Relationships and Related Transactions” under the heading “Directors, Nominees and Officers” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after November 30, 2016 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the heading "Registered Independent Public Accounting Firm" and subheading “Policy on Audit Committee Pre-Approval Policies and Procedures” under the heading “Registered Independent Public Accounting Firm” in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after November 30, 2016 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report
1. Consolidated Financial Statements listed below:
International Speedway Corporation
Consolidated Balance Sheets
— November 30, 2015 and 2016
Consolidated Statements of Operations
— Years ended November 30, 2014, 2015, and 2016
Consolidated Statements of Comprehensive Income
— Years ended November 30, 2014, 2015, and 2016
Consolidated Statements of Changes in Shareholders’ Equity
— Years ended November 30, 2014, 2015, and 2016
Consolidated Statements of Cash Flows
— Years ended November 30, 2014, 2015, and 2016
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules listed below:
II — Valuation and qualifying accounts
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit Number	Description of Exhibit
3.1	—	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999. (3.1)*
3.2	—	Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999. (3.2)*
3.3	—	Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)**
4.1	—	Note Purchase Agreement, dated as of September 13, 2012, among the Company and purchasers party thereto. (4.2)***
4.2	—	Form of Series 2012A Note due 2024 (included in Exhibit 4.1). (4.2)***
4.3	—	Amended and Restated Revolving Credit Agreement, dated as of November 15, 2012, among the Company, certain subsidiaries and the lenders party thereto. (10.1)****
4.4	—	Note Purchase Agreement, dated as of January 18, 2011, among the Company and purchasers party thereto. (10.1)*****
4.5	—	Form of Series 2011A Note due 2021 (included in Exhibit 10.1). (10.1)*****
10.1	—	Daytona Property Lease. (10.4)******
10.2	—	1996 Long-Term Incentive Plan. (10.6)******
10.3	—	2006 Long-Term Incentive Plan. (4)*******
10.4	—	Design-Build Agreement. (10.1) ********
10.5.1	—	Design-Build Agreement, by and between Phoenix Speedway, LLC and Okland Construction Company, Inc. (Part 1), dated as of November 30, 2016 — filed herewith.
10.5.2	—	Design-Build Agreement, by and between Phoenix Speedway, LLC and Okland Construction Company, Inc. (Part 2), dated as of November 30, 2016 — filed herewith.
21	—	Subsidiaries of the Registrant — filed herewith.
23.1	—	Consent of Ernst &Young LLP — filed herewith.
31.1	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith
31.2	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith.
32	—	Section 1350 Certification — filed herewith.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	XBRL Taxonomy Extension Label Linkbase
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 8-K dated July 26, 1999.
**	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended February 28, 2003.
***	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on September 18, 2012.
****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on November 19, 2012.
*****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on January 20, 2011.
******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 10-K for the year ended November 30, 1998.
*******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement on Form S-8 as filed on February 11, 2010.
********	Incorporated by reference to the exhibit shown in parentheses and filed with the Company's Amended Form 10-Q for the quarter ended May 31, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Speedway Corporation

By:	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer
Dated: January 27, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lesa France Kennedy	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 26, 2017
Lesa France Kennedy

/s/ Gregory S. Motto	Vice President, Chief Financial Officer and Treasurer	January 26, 2017
Gregory S. Motto

/s/ James C. France
James C. France	Chairman of the Board	January 26, 2017

/s/ Brian Z. France
Brian Z. France	Director	January 26, 2017

/s/ Larry Aiello, Jr.
Larry Aiello, Jr.	Director	January 26, 2017

/s/ J. Hyatt Brown
J. Hyatt Brown	Director	January 26, 2017

/s/ William P. Graves
William P. Graves	Director	January 26, 2017

/s/ Christy F. Harris
Christy F. Harris	Director	January 26, 2017

/s/ Morteza Hosseini – Kargar
Morteza Hosseini – Kargar	Director	January 26, 2017

/s/ Sonia M. Green
Sonia M. Green	Director	January 26, 2017

/s/ Larree M. Renda
Larree M. Renda	Director	January 26, 2017

/s/ Larry Woodard
Larry Woodard	Director	January 26, 2017