Form 10-Q
period 2017-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2017-04-04
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2017
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	25,245,653 shares	as of February 28, 2017
Class B Common Stock	19,752,769 shares	as of February 28, 2017

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED February 28, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2016	February 28, 2017
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$263,727	$278,658
Receivables, less allowance of $1,000 in 2016 and 2017, respectively	35,445	101,810
Income taxes receivable	189	—
Prepaid expenses and other current assets	13,759	19,255
Total Current Assets	313,120	399,723
Property and Equipment, net of accumulated depreciation of $934,156 and $959,912 respectively	1,455,506	1,448,373
Other Assets:
Equity investments	92,392	91,770
Intangible assets, net	178,629	178,633
Goodwill	118,791	118,791
Other	14,222	15,863
	404,034	405,057
Total Assets	$2,172,660	$2,253,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,404	$3,419
Accounts payable	29,770	28,584
Deferred income	39,416	95,056
Income taxes payable	—	13,373
Other current liabilities	22,728	18,315
Total Current Liabilities	95,318	158,747
Long-Term Debt	259,416	259,279
Deferred Income Taxes	409,585	407,679
Long-Term Deferred Income	5,988	5,733
Other Long-Term Liabilities	1,993	2,188
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 24,922,561 and 24,856,172 issued and outstanding in 2016 and 2017, respectively	249	248
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,767,280 and 19,752,769 issued and outstanding in 2016 and 2017, respectively	197	197
Additional paid-in capital	437,292	437,248
Retained earnings	965,281	984,326
Accumulated other comprehensive loss	(2,659)	(2,492)
Total Shareholders’ Equity	1,400,360	1,419,527
Total Liabilities and Shareholders’ Equity	$2,172,660	$2,253,153
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 29, 2016	February 28, 2017
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$31,855	$31,335
Motorsports and other event related	98,723	103,512
Food, beverage and merchandise	8,316	9,142
Other	3,736	3,965
	142,630	147,954
EXPENSES:
Direct:
NASCAR event management fees	28,080	28,976
Motorsports and other event related	24,880	26,055
Food, beverage and merchandise	6,246	6,025
Other operating expenses	148	202
General and administrative	26,144	26,347
Depreciation and amortization	25,046	26,501
Losses on asset retirements	920	30
	111,464	114,136
Operating income	31,166	33,818
Interest income	30	117
Interest expense	(3,089)	(3,252)
Equity in net income from equity investments	3,970	3,627
Other	64	12
Income before income taxes	32,141	34,322
Income taxes	12,310	13,049
Net income	$19,831	$21,273
Earnings per share:
Basic and diluted	$0.43	$0.47

Basic weighted average shares outstanding	46,620,549	45,064,847

Diluted weighted average shares outstanding	46,634,970	45,079,781
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	February 29, 2016	February 28, 2017
	(Unaudited)
	(In Thousands)
Net income	$19,831	$21,273
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $105 and $103, respectively	165	167
Comprehensive income	$19,996	$21,440

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2016	$249	$197	$437,292	$965,281	$(2,659)	$1,400,360
Activity 12/1/16 — 2/28/17:
Net income	—	—	—	21,273	—	21,273
Comprehensive income	—	—	—	—	167	167
Cash dividend ($0.41 per share)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Reacquisition of previously issued common stock	(1)	—	(785)	(2,228)	—	(3,014)
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—
Other	—	—	—	—	—	—
Stock-based compensation	—	—	741	—	—	741
Balance at February 28, 2017	$248	$197	$437,248	$984,326	$(2,492)	$1,419,527
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 29, 2016	February 28, 2017
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$19,831	$21,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,046	26,501
Stock-based compensation	749	741
Amortization of financing costs	442	422
Interest and other consideration received on Staten Island note receivable	1,162	—
Deferred income taxes	51,078	(2,009)
Income from equity investments	(3,970)	(3,627)
Distribution from equity investee	4,257	3,917
Loss on retirements of long-lived assets, non-cash	911	30
Other, net	(20)	2
Changes in operating assets and liabilities:
Receivables, net	(65,071)	(66,596)
Prepaid expenses and other assets	(10,438)	(6,931)
Accounts payable and other liabilities	(4,489)	(3,197)
Deferred income	62,264	55,385
Income taxes	8,518	13,562
Net cash provided by operating activities	90,270	39,473
INVESTING ACTIVITIES
Capital expenditures	(54,589)	(21,592)
Distribution from equity investee	243	333
Other, net	48	(5)
Net cash used in investing activities	(54,298)	(21,264)
FINANCING ACTIVITIES
Payment of long-term debt	(207)	(221)
Deferred financing fees	—	(43)
Reacquisition of previously issued common stock	(6,221)	(3,014)
Net cash used in financing activities	(6,428)	(3,278)
Net increase in cash and cash equivalents	29,544	14,931
Cash and cash equivalents at beginning of period	160,548	263,727
Cash and cash equivalents at end of period	$190,092	$278,658
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2017
(Unaudited)
1. Basis of Presentation
The accompanying consolidated interim financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States for interim financial information but do not include all of the information and disclosures required for complete financial statements. The consolidated balance sheet at November 30, 2016, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Certain prior year amounts in the Consolidated Statement of Operations have been reclassified to conform with the current year presentation.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 29, 2016 and February 28, 2017, respectively, are not indicative of the results to be expected for the year.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 29, 2016 and February 28, 2017 (in thousands, except share and per share amounts):

	Three Months Ended
	February 29, 2016	February 28, 2017
Numerator:
Net income	$19,831	$21,273
Denominator:
Weighted average shares outstanding	46,620,549	45,064,847
Effect of dilutive securities	14,421	14,934
Diluted weighted average shares outstanding	46,634,970	45,079,781

Basic and diluted earnings per share	$0.43	$0.47

Anti-dilutive shares excluded in the computation of diluted earnings per share	91,379	66,317
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
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of February 29, 2016 and February 28, 2017. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $4.0 million and $3.6 million for the three months ended February 29, 2016 and February 28, 2017, respectively, and is included in Equity in net income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the three months ended February 29, 2016 and February 28, 2017, totaling approximately $4.5 million and $4.3 million, respectively, consist of approximately $4.3 million and $3.9 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on the Company's consolidated statement of cash flows. The remaining approximately $0.2 million and $0.3 million, respectively, received, was recognized as a return of capital from investing activities on the Company's consolidated statement of cash flows.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, the Company has pursued development of ONE DAYTONA, the proposed premier mixed use and entertainment destination across from its Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in third quarter of fiscal 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 33.25 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in the Fairfield as an equity investment in its financial statements as of February 28, 2017. The Company's 33.25 percent portion of the Fairfield’s net loss, from inception, through February 28, 2017 primarily consists of de Minimis administrative costs that are included in net income from equity investments in the Company's consolidated statements of operations. There were no operations included in the Company's consolidated statements of operations in the same period of fiscal 2016.
Staten Island Property
On August 5, 2013, the Company announced that it sold its 676 acre parcel of property located in Staten Island, New York, to Staten Island Marine Development, LLC (“Marine Development”). Marine Development purchased 100.0 percent of the outstanding equity membership interests of 380 Development LLC (“380 Development”), a wholly owned indirect subsidiary of ISC and owner of the Staten Island property, for a total sales price of $80.0 million. In addition, the Company previously received approximately $4.2 million for an option provided to the purchaser that is nonrefundable and does not apply to the $80.0 million sales price.
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
.

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	97	23
Total amortized intangible assets	120	97	23
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,726	$97	$178,629

	February 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	97	23
Total amortized intangible assets	120	97	23
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	797	—	797
Total non-amortized intangible assets	178,610	—	178,610
Total intangible assets	$178,730	$97	$178,633
The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2017 for each of the following periods (in thousands):

Amortization expense for the three months ended February 28, 2017	less than $1
Remaining estimated amortization expense for the year ending November 30:
2017	$2
2018	2
2019	2
2020	2
2021 and thereafter	15
There were no changes in the carrying value of goodwill during the three months ended February 28, 2017.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2016		February 28, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(210)	$65,000	$(197)
3.95 percent Senior Notes	100,000	(328)	100,000	(317)
6.25 percent Term Loan	47,878	—	47,658	—
TIF bond debt service funding commitment	52,145	(1,665)	52,159	(1,605)
Revolving Credit Facility	—	—	—	—
	265,023	(2,203)	264,817	(2,119)
Less: current portion	3,738	(334)	3,752	(333)
	$261,285	$(1,869)	$261,065	$(1,786)
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 28, 2017, the Company was in compliance with its various restrictive covenants. At February 28, 2017, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 28, 2017, the Company was in compliance with its various restrictive covenants. At February 28, 2017, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At February 28, 2017, the outstanding principal on the 6.25 percent Term Loan was approximately $47.7 million.
At February 28, 2017, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $52.2 million, net of the unamortized discount, which is comprised of a $2.8 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
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

The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of February 28, 2017, the Company was in compliance with its various restrictive covenants. At February 28, 2017, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $1.3 million, have been deferred and are included in other assets as of February 28, 2017.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
Total interest expense incurred by the Company for the three months ended February 29, 2016 and February 28, 2017, is as follows (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2017
Interest expense	$4,013	$3,946
Less: capitalized interest	924	694
Net interest expense	$3,089	$3,252
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
At February 28, 2017, the Company had money market funds totaling approximately $138.5 million which are included in cash and cash equivalents in its consolidated balance sheet. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $278.2 million compared to the carrying amount of approximately $265.0 million and approximately $274.1 million compared to the carrying amount of approximately $264.8 million at November 30, 2016 and February 28, 2017, respectively.
The Company had no financial instruments that used level 3 inputs as of February 28, 2017.
8. Capital Stock
Stock Purchase Plan
The Company has a share repurchase program (“Stock Purchase Plan”), under which it is authorized to purchase up to
$530.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock
Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through February 28, 2017, the Company has purchased 8,802,973 shares of its Class A common shares, for a total of approximately $326.4 million. We purchased 80,900 shares of our Class A common shares during the three month period ended February 28, 2017, at an average cost of approximately $37.23 per share (including commissions), for a total of approximately $3.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 28, 2017, the Company had approximately $203.6 million remaining repurchase authority under the current Stock Purchase Plan.
9. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2016	February 28, 2017
Terminated interest rate swap, net of tax benefit of $1,758 and $1,655, respectively	$(2,659)	$(2,492)
10. Income Taxes
The effective income tax rate for the three months ended February 29, 2016 and February 28, 2017 approximates the statutory income tax rate.
The Company's effective income tax rate was approximately 38.3 percent for the three months ended February 29, 2016, and approximately 38.0 percent for the three months ended February 28, 2017.
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
NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 73.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2016, and some members of which serve as directors and officers of the Company.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $60.3 million and $62.7 million for the three months ended February 29, 2016 and February 28, 2017, respectively. The Company recorded prize money of approximately $16.7 million and $17.3 million for the three months ended February 29, 2016 and February 28, 2017, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted as well as fees paid to NASCAR for sanctioning and officiating of the events. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $28.1 million and $29.0 million for the three months ended February 29, 2016 and February 28, 2017, respectively.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. Kansas Speedway Corporation ("KSC"), wholly-owned subsidiary of the Company, has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 28, 2017, the Unified Government had approximately $0.7 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $6.0 million at February 28, 2017. At February 28, 2017, there were no amounts drawn on the standby letters of credit.
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
The Company’s remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company’s facilities, construction management services, financing and licensing operations, and retail leasing operations are included in the “All Other” segment.
The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative (“G&A”) expenses. Corporate G&A expenses are allocated to business units based on each business unit’s net revenues to total net revenues.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended February 29, 2016 and February 28, 2017 (in thousands):

	Three Months Ended February 29, 2016
	Motorsports Event Operations	All Other	Total
Revenues	$139,111	$3,870	$142,981
Depreciation and amortization	23,929	1,117	25,046
Operating income (loss)	33,034	(1,868)	31,166
Capital expenditures	51,867	2,722	54,589
Total assets	1,737,371	500,584	2,237,955
Equity investments	—	102,719	102,719
	Three Months Ended February 28, 2017
	Motorsports Event Operations	All Other	Total
Revenues	$144,799	$3,520	$148,319
Depreciation and amortization	25,329	1,172	26,501
Operating income (loss)	35,695	(1,877)	33,818
Capital expenditures	6,094	15,498	21,592
Total assets	1,687,462	565,691	2,253,153
Equity investments	—	91,770	91,770

Intersegment revenues were approximately $0.4 million and $0.4 million for the three months ended February 29, 2016 and February 28, 2017, respectively.
During the three months ended February 28, 2017, the Company recognized approximately $0.2 million of costs related to the Phoenix Redevelopment project (see "Future Liquidity - Phoenix Redevelopment"). These costs were included in the Motorsports Event Operations segment. During the three months ended February 29, 2016, the Company recognized approximately $0.8 million in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising.
During the three months ended February 28, 2017, the Company recognized approximately $0.6 million of accelerated depreciation, due to the shortening the service lives of certain assets, associated with the Phoenix Redevelopment project. During the three months ended February 29, 2016, the Company did not recognize any accelerated depreciation.
During the three months ended February 29, 2016, the Company recognized approximately $0.9 million of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with capacity management initiatives at Richmond International Raceway and capital improvements at other facilities. During the three months ended February 28, 2017, the Company recognized de Minimis asset retirement losses attributable to the removal of assets not fully depreciated.

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
Revenues derived from leasing space in our retail operations, including those at ONE DAYTONA, are included in "Other" revenues.
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
Costs related to leasing space in our retail operations, including those at ONE DAYTONA, are included in "Other operating expenses".
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
Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms of the related leases. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.
The Company receives reimbursements from tenants for real estate taxes, insurance, common area maintenance and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized when earned in accordance with the tenant lease agreements. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 20 years and are recognized as revenue in accordance with the underlying lease terms.
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

During the three months ended February 29, 2016, we recorded before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities totaling approximately $0.9 million. During the three months ended February 28, 2017, we recorded de Minimis amount of similar charges.
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
As of February 28, 2017, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 77.5 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $91.8 million at February 28, 2017.
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
We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of February 29, 2016 and February 28, 2017. Our 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes and the joint venture is a disregarded entity for income tax purposes, was approximately $4.0 million and $3.6 million for the three months ended February 29, 2016 and February 28, 2017, respectively, and is included in income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the three months ended February 28, 2017, totaling approximately $4.3 million, consist of approximately $3.9 million received as a distribution from its profits, were included in net cash provided by operating activities on our consolidated statement of cash flows, with the remaining approximately $0.3 million received recognized as a return of capital from investing activities on our consolidated statement of cash flows. Pre-tax distributions from Kansas Entertainment for the three months ended February 29, 2016, totaling $4.5 million, consisted of approximately $4.3 million received as a distribution from its profits, were included in net cash provided by operating activities on our consolidated statement of cash flows, with the remaining approximate $0.2 million received recognized as a return of capital from investing activities on our consolidated statement of cash flows.
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch at Daytona, ISC's 59-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry. The central neighborhood, dubbed the "World Center of Racing," celebrates the history of Daytona International Speedway ("Daytona") and its many unforgettable moments throughout more than 50 years of racing. Embracing Daytona's history in the racing industry, Toyota, Florida Hospital, Chevrolet, Sunoco and Axalta joined as Founding Partners at Daytona International Speedway's new motorsports stadium, with each partnership extending over 10 years. The Founding partners received sponsorship rights for a dedicated injector, as well as innovative fan engagement space, and interior and exterior branding space, that will enhance the overall guest experience.
By providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising provides an immediate incremental lift in Daytona's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million. We also currently anticipate the project to be accretive to our net income per share within three years of completion. Since the completion of DAYTONA Rising in January 2016, the DAYTONA 500 has sold out in consecutive years. While these forward-looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to unanticipated changes in projected attendance, lower than expected ticket prices, and/or lower than forecasted corporate sponsorships. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, the proposed premier mixed use and entertainment destination across from its Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in third quarter of fiscal 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 33.25 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in the Fairfield as an equity investment in our financial statements as of February 28, 2017. Our 33.25 percent portion of the Fairfield’s net loss, from inception, through February 28, 2017 primarily consist of de Minimis administrative costs that are included in equity in net income from equity investments in our consolidated statements of operations. There were no operations included in our consolidated statements of operations in the same periods in fiscal 2016.
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
Staten Island Property
On August 5, 2013, we announced that we sold our 676 acre parcel of property located in Staten Island, New York, to Staten Island Marine Development, LLC (“Marine Development”). Marine Development purchased 100.0 percent of the outstanding equity membership interests of 380 Development LLC (“380 Development”), a wholly owned indirect subsidiary of ISC and owner of the Staten Island property, for a total sales price of $80.0 million. In addition, we previously received approximately $4.2 million for an option provided to the purchaser that is nonrefundable and does not apply to the $80.0 million sales price.
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
In March 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. We have no further commitments or contingencies related to the property or its sale. As a result, in the second quarter of fiscal 2016, we recorded a gain of approximately $13.6 million, comprised of recognition of profit of approximately $1.9 million, interest totaling approximately $11.4 million, and other consideration paid. The deferred gain of $1.9 million was included in Other operating revenue in our consolidated statement of operations, and the interest, and additional consideration, received was included in Other revenue in our consolidated statement of operations in fiscal 2016.
The net proceeds from the sale, combined with the mortgage interest and related cash tax benefits, has provided us with approximately $129.8 million in cash through the term of the mortgage.
Income Taxes
Changes in certain state tax rates are the principal causes of the increased effective income tax rate for the three months ended February 28, 2017 as compared to three months ended February 29, 2016.
The Company's effective income tax rate was approximately 38.3 percent for the three months ended February 29, 2016, respectively, and approximately 38.0 percent for the three months ended February 28, 2017, respectively.
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
In 2008, an unprecedented global economic crisis began that significantly impacted consumer confidence and disproportionately affected key demographics of our target customers. Continuing economic uncertainty could adversely impact our future attendance, guest spending, and our ability to grow corporate marketing partnerships all of which could negatively affect revenues and profitability. In fiscal 2009, we implemented sustainable cost containment initiatives to mitigate declines in certain revenue categories. We are sustaining the significant cost reductions implemented in previous years and continuously seek ways to improve our operating efficiency without negatively impacting the guest experience.
Looking to the future, we expect the continuing slow, but uneven, recovery in the broader U.S. economy to provide an environment for improved attendance-related and corporate partnership revenues. Our industry is also benefiting from NASCAR securing its broadcast rights through the fiscal 2024 season with the largest broadcast rights deal in the sport's 69-year history. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us unparalleled long-term cash flow visibility. We also believe the strategic initiatives and investments we and the motorsports industry have undertaken to grow the sport will continue to strengthen the long-term health of our Company.
The industry and its stakeholders have demonstrated their commitment to growing the sport by aligning with and executing upon growth initiatives supporting NASCAR's industry-wide strategic plan whose objective is to build upon NASCAR's appeal by enhancing the connection with existing fans, as well as attracting and engaging new millennials, youth and multicultural consumers in motorsports. Additional areas of focus include building greater product relevance and on-track competition, cultivating driver star power, growing social media activities and enhancing the event experience.
A few recent, successful innovations that resulted from NASCAR initiatives that have improved on-track competition and excitement, include the introduction of refined aerodynamic and downforce specifications providing the driver more control of the car, knockout group qualifying formats, overtime rules and enhancements to the NASCAR's Playoffs, including elimination rounds leading up to the Championship event for the three national touring series. In January 2014 NASCAR announced a new championship format that puts greater emphasis on winning races throughout the season and expands the current Playoff field to 16 drivers. For fiscal 2016, the Playoff format has been expanded to both Xfinity and Camping World Truck series events, qualifying 12 drivers and 8 drivers, respectively. The Playoff implements a round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race – all of which is exactly what fans want. The new Playoff structure has driven competition to a whole new level with a thrilling, easy to understand format that we believe translates into greater fan interest and revenue opportunities for these events. We anticipate continued favorable momentum at our Playoff-related events as we move forward.
We support NASCAR's industry strategy on a number of fronts. As referenced above, we are committed to improving our major motorsports facilities to enhance guest experiences and create stronger fan engagement. Specifically, one of the most ambitious and important projects in our history is the redevelopment of the frontstretch of the Daytona International Speedway, the Company's 59-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports stadium featuring unique experiences for our guests and providing several new marketing platforms for corporate partners, broadcasters and industry stakeholders. Fan and stakeholder feedback was overwhelmingly positive and financial results demonstrate that we are well on our way toward meeting our financial expectations from the project (See "DAYTONA Rising: Reimagining an American Icon"). We remain very confident that elevating the experience at the most important and iconic motorsports facility in North America will drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. We are also confident, that this strategic project will positively influence attendance trends, corporate involvement in the sport, and the long-term strength of future broadcast media rights revenues.
As part of our strategic plan and updated capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), we recently announced that the Board of Directors approved a project to redevelop the grandstands and infield for Phoenix International Raceway ("Phoenix"). The project's cost is estimated to be approximately $178.0 million and addresses critical facility maintenance, enhances the fan experience, provides valuable marketing assets for new sponsorship opportunities, and creates updated infield amenities including a new 'fanzone'. Phoenix is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup series weekends, including the second to the last NASCAR Cup Series event in the Playoffs, and a fan-favorite, unique racetrack configuration in the twelfth major media market. Phoenix exists in an attractive, but competitive marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience and provide a sustainable financial return.
Admissions
Creating excess demand for live event attendance while focusing on providing the optimal supply of high-quality seating inventory is an important aspect of our operating strategy. By effectively managing both ticket prices and seating capacity, we have historically stimulated greater ticket renewals and driven advance ticket sales.
Advance ticket sales provide us many benefits such as earlier cash inflow and reducing the potential negative impact of actual or forecasted inclement weather. When evaluating ticketing initiatives, we first examine our ticket pricing structure for each segmented seating area and/or offering within our major motorsports entertainment facilities to ensure prices are on target with market demand. When determined necessary, we adjust ticket pricing. We believe our ticket pricing philosophy appropriately factors current demand and provides attractive price points for all income levels and desired fan experiences.

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
To provide our guests with the best fan experience possible, we have improved fan amenities such as wider seating, increased the amount of social zones to promote greater fan interaction/engagement, and adjusted sight lines for better viewing. Based on our experience, and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal experience for the fans. Enhancing the live event experience to differentiate it from the at-home television viewing experience is a critical strategy for our future growth. Other benefits derived from capacity management include:

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
Corporate Partnerships
The power of the NASCAR brand along with its brand/product loyal fan base is a highly attractive platform for corporate participation. The participation of FORTUNE 500 companies in NASCAR is higher than in any other sports property with more than one in four FORTUNE 500 companies invested in NASCAR, and nearly half of the FORTUNE 100 listed companies leveraging NASCAR within their marketing strategy. The number of FORTUNE 500 companies investing in NASCAR has grown approximately 20.0 percent since fiscal 2008. We anticipate this high-level of corporate interest will continue considering the appealing characteristics of our sport such as presence in key metropolitan statistical areas, the near year-round event schedule, our impressive portfolio of major motorsports events and attractive NASCAR fan demographics.
Even as companies demand more return on their marketing dollar, our company is focused on delivering an enhanced value proposition through our strategic initiatives. This includes enhanced facilities, more frequent and diverse content at our facilities, and deeper understanding of and integration with our corporate partners' business, among other things.
We continue to be pleased with corporate sales organic growth and sales driven by strong corporate demand from the grand opening of DAYTONA Rising in fiscal 2016. For DAYTONA Rising, we secured five long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, Sunoco, and Axalta, all of which meet or exceed ten year relationships. The longer deal terms provide solid long-term contracted income visibility and allows our sales team to focus on incremental revenue generation and allows our partners more time to benefit from sponsor activation.
This year marks the beginning of a new, exciting era for NASCAR's premiere racing series. The introduction of Monster Energy as the series entitlement sponsor for the NASCAR Cup Series establishes a new brand identity that is modern, yet embraces the heritage of NASCAR racing. NASCAR has expressed that Monster Energy will bring greater commitment and activation to the sponsorship platform including greater exposure to younger demographics.
2016 concluded the NASCAR and ISC agreements with Sprint as the Cup series entitlement sponsor, which included various inventory and activation rights at ISC tracks. Of note, NASCAR and ISC agreements with Sprint were originally negotiated in the mid-2000’s, pre-recession. ISC has similar agreements for track inventory in place with Monster Energy, however, the economics of the agreements results in a one-time reset in fiscal 2017. We expect overall gross corporate sales to decline approximately 1.0 percent in 2017 due to the reset of these agreements. Excluding the one-time reset, gross corporate sales are forecast to increase between 1.0 percent and 2.0 percent in fiscal 2017, with escalators in the low-to-mid single digits going forward.

As of March 2017, we have sold all but three Monster Energy NASCAR Cup race entitlements, all but two NASCAR Xfinity series entitlements, and all except one NASCAR Camping World Truck series entitlements. For fiscal 2017, we have agreements in place for approximately 89.0 percent of our gross marketing partnership revenue target. This is compared to fiscal 2016 at this time when we had approximately 92.0 percent of our gross marketing partnership revenue target sold and had entitlements for one Monster Energy NASCAR Cup and two NASCAR Xfinity entitlements either open or not announced. With a majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2017.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees are ISC's largest revenue segment, accounting for approximately 49.2 percent of fiscal 2016 total revenues.
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
FOX has exclusive rights to the first 16 Monster Energy NASCAR Cup Series point races beginning each year with the prestigious DAYTONA 500. In addition, FOX retains the rights to the NASCAR Cup Series All-Star Race, The Advance Auto Parts Clash (formerly the Sprint Unlimited), Can-Am Duel, 14 NASCAR Xfinity Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 Monster Energy NASCAR Cup Series point's races including NASCAR’s Playoffs, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in fiscal 2015. In fiscal 2017, NASCAR will have 17 Monster Energy NASCAR Cup races on network television, the same as fiscal 2016.
NASCAR's solid ratings, the strong demand for live sports programming and the proliferation of on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 69-year history.
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
Specific events, such as the impact of inclement weather for events in the current and/or prior year, and from media competition faced from the 2016 Summer Olympics and the protracted 2016 Presidential campaign, impacts year over year comparability of television ratings.
NASCAR continues to deliver strong audiences in a changing media consumption environment. Even as fans of all sporting events choose to consume content through digital and social media alternatives in addition to television viewing, NASCAR's live television draw is powerful.  Monster Energy NASCAR Cup series events ranked as the number one or two sports broadcast of the weekend seventeen times during the 2016 season, averaging approximately 4.6 million viewers per broadcast and approximately 58.0 million total unique television viewers.

Looking at the early part of the 2017 NASCAR season, the Daytona 500 proved once again why it is the premiere and most significant motorsports event in the world. The race coverage and consumption was massive in scale garnering a 6.6 rating with an average of 11.9 million viewers tuning in per minute, growing viewership approximately 5.0 percent year-over-year and ranking as the most viewed single sporting event since this year's Super Bowl. In addition to the overall viewership, the Daytona 500 delivered positive viewership gains across key demographics such as 16.0 percent audience increase in adults age 18 to 34. The race generated the largest millennial audience since 2013.
Through the fourth NASCAR Monster Energy Series Cup event of the 2017 at Phoenix Raceway and excluding events impacted by rain in 2016 or 2017, year to date television viewership is down slightly by approximately 4.0 percent. The Phoenix event faced direct competition from the NCAA Men's College Basketball Tournament. Through the Phoenix event, marks the fourth consecutive week that NASCAR was the number one or two sport of that weekend on television averaging over 7 million viewers per week.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $60.3 million and $62.5 million for the three months ended February 29, 2016 and February 28, 2017, respectively. Operating income generated by these media rights were approximately $43.9 million and $45.6 million for the three months ended February 29, 2016 and February 28, 2017, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of Monster Energy NASCAR Cup, Xfinity and Camping World Truck series sanction agreements. NASCAR event management fees ("NEM" or “NASCAR direct expenses”) are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our Monster Energy NASCAR Cup, Xfinity and Camping World Truck series events, as part of NASCAR event management fees (See “Critical Accounting Policies and Estimates - Revenue Recognition”). The NASCAR event management fees are contracted from 2016 through 2020 under the five-year sanction agreements (see Sanctioning Bodies) and paid to NASCAR to contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.
Digital Media Content
A 2016 digital media study conducted by Deloitte reported on the current dynamic media landscape transforming as a result of new technologies available and the evolving ways people choose to consume media content. A few of the study's key findings are as follows:

•
The study evaluated the key segments of the U.S. adult population for technology and consumption preferences. Millennials, defined as adults born after 1983, now make up the largest single segment of generational consumers at approximately 33.0 percent of the adult population.

•	Across all generations, smart phones are the highest valued technology product device, far outweighing flat-screen TV's.

•	Nearly a quarter of the U.S. population own a streaming media device, and nearly half of U.S. consumers subscribe to a streaming video service.

•	Millennials spend approximately 50.0 percent of their time watching movies and TV shows on a device other than a television, with approximately 20.0 percent watching on mobile devices.

•	Checking social networks is a daily habit for more than half of all U.S. consumers, skewing much higher for younger demographics.

•	Social media has surpassed television as the most popular source of news for millennials.
Even though the environment is changing, content is still in high-demand regardless of how it is consumed. However, these statistics point to the importance of providing content through multiple, alternative channels as the importance of digital and social delivery methods continues to progress.
NASCAR's media strategy is focused on developing rich content and providing access through all of the potential ways people consume media, whether through traditional television viewership, dynamic web/mobile content, and/or through social-media channels. NASCAR continuously evaluates content consumption with balanced metrics that track all distribution channels measuring television, digital channels, and social media channel consumption.
On the digital distribution front, NASCAR continually enhances NASCAR.com and NASCAR Mobile applications to strengthen the Industry's digital presence and drive enhanced fan engagement. Additionally, NASCAR continues to learn from the Fan and Media Engagement Center, which is another powerful tool to better understand digital conversations and optimize engagement with the social community.
The Daytona 500 solidified the importance of digital and social channels as a means to consume and engage NASCAR. A few key digital/social performance highlights from that race are as follows:

•
Digital sites generated approximately 2.5 million race day visits, up approximately 47.0 percent compared to last year. The newly redesigned Race Center was the leading product consumed, with more than 73 thousand visits per hour.

•	For NASCAR mobile, usage increased approximately 27.0 percent over prior year.

•	NASCAR Digital also saw an approximate 36.0 percent race day lift in traffic from Mexico, led by interest in young driver Daniel Suarez.

•	On social channels, 2.2 million people engaged with content about the race making it the most socially engaging television program of that week, behind only the Oscars.

•	Overall, there were 51.3 million race day social impressions.
Through the fourth event of the 2017 NASCAR season, NASCAR events have continued to deliver positive results with its digital products. Digital media delivered an average of approximately 2.5 million race day visits to NASCAR.com, NASCAR Mobile web and NASCAR Mobile applications.
We are encouraged by the growing reach and engagement that is a direct result of our Industry's strategic initiatives. We expect these channels to continue to grow and believe the industry is well positioned to monetize these channels as our fans (mirroring society-at-large) consume more content in non-traditional ways.
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
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 89.1 percent of our revenues in fiscal 2016. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of Monster Energy NASCAR Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well as promoters.
In October 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of the Company’s inventory of Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series events. In fiscal 2017, we will conduct 21 Monster Energy NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each Sanction Agreement is for a term of five years. Other than the term, the Sanction Agreements are substantially similar to those entered into in previous years. The Sanction Agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The Sanction Agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the Sanction Agreements. NASCAR and NEM are controlled by members of the France Family Group which controls approximately 73.5 percent of the combined voting power of the outstanding stock of the Company, as of February 28, 2017, and some members of which serve as directors and officers of International Speedway Corporation. The Company strives to ensure, and management believes that, the terms of the Sanction Agreements are no less favorable to the Company than could be obtained in arms-length negotiation. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.

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
We are confident that our focus on driving incremental earnings by improving the fan experience leads to increased ticket sales and better ticket pricing power, growth in sponsorship and hospitality sales, solidifying prospects for longer-term growth in broadcast media rights fees agreements, and greater potential to capture market share. We continue to be confident that by continuing to smartly reinvest to create memorable guest experiences, provide attractive pricing and fantastic racing, we will generate increased revenues and bottom-line results. This has most recently been evident in the success of our redevelopment of the frontstretch at Daytona International Speedway.
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
We expect for our 2017 fiscal year that our share of the pre-tax cash flow from the casino's operations will be approximately $25.0 million to $26.0 million.
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from the Daytona International Speedway. In fiscal 2016, we commenced vertical construction on portions of the property and continue our site work for additional vertical construction. We are targeting phase one completion in late fiscal 2017 (see “Liquidity and Capital Resources - ONE DAYTONA”).
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 29, 2016 and February 28, 2017, are not indicative of the results to be expected for the year.
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
The adjustments for fiscal 2016 relate to non-recurring, pre-opening costs incurred associated with DAYTONA Rising, losses associated with the retirements of certain other long-lived assets related to capacity management initiatives (related to the removal of grandstands at Richmond) and items in connection with DAYTONA Rising, capitalized interest related to the DAYTONA Rising and ONE DAYTONA projects, and the net gain on sale of certain assets (predominately associated with the sale of trailers in association with the transition of merchandise operations).
The adjustments for fiscal 2017 relate to non-recurring costs incurred associated with Phoenix Redevelopment project, accelerated depreciation (predominately associated with the Phoenix Redevelopment project), and capitalized interest related to the ONE DAYTONA and Phoenix Redevelopment projects.

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended February 29, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$32,141	$12,310	$19,831	$0.43
Adjustments:
DAYTONA Rising project	787	305	482	0.01
Losses on retirements of long-lived assets	920	355	565	0.01
Capitalized interest	(627)	(242)	(385)	(0.01)
Net gain on sale of certain assets	(64)	(25)	(39)	0.00
Non-GAAP	$33,157	$12,703	$20,454	$0.44

	Three Months Ended February 28, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$34,322	$13,049	$21,273	$0.47
Adjustments:
Phoenix Redevelopment project	158	60	98	0.00
Accelerated depreciation	646	247	399	0.01
Capitalized interest	(629)	(240)	(389)	(0.01)
Non-GAAP	$34,497	$13,116	$21,381	$0.47

Comparison of the Results for the Three Months Ended February 28, 2017 to the Results for the Three Months Ended February 29, 2016.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 29, 2016	February 28, 2017
	(Unaudited)
REVENUES:
Admissions, net	22.4%	21.2%
Motorsports and other event related	69.2	70.0
Food, beverage and merchandise	5.8	6.1
Other	2.6	2.7
Total revenues	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	19.7	19.6
Motorsports and other event related	17.4	17.6
Food, beverage and merchandise	4.4	4.2
Other operating expenses	0.1	0.1
General and administrative	18.3	17.8
Depreciation and amortization	17.6	17.9
Losses on asset retirements	0.6	—
Total expenses	78.1	77.2
Operating income	21.9	22.8
Interest income	0.0	0.1
Interest expense	(2.2)	(2.2)
Equity in net income from equity investments	2.8	2.5
Other	0.0	—
Income before income taxes	22.5	23.2
Income taxes	8.6	8.8
Net income	13.9%	14.4%
Comparability of results for the three months ended February 28, 2017 to the same periods in fiscal 2016 was impacted by the following:

•	In the first quarter of fiscal 2017, we hosted the Ferrari World Finals at Daytona International Speedway ("Daytona"), for which there was no comparable event in fiscal 2016;

•
During the three months ended February 28, 2017, we recognized approximately $0.2 million, or less than $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to the Phoenix Redevelopment project. During the three months ended February 29, 2016, we recognized approximately $0.8 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to DAYTONA Rising;

•
During the three months ended February 28, 2017, we recognized approximately $0.6 million, or $0.01 per diluted share, of accelerated depreciation due to shortening the service lives of certain assets associated with the Phoenix Redevelopment project. There were no similar costs during the three months ended February 29, 2016;

•
During the three months ended February 28, 2017, we recognized a de Minimis loss primarily attributable to demolition and/or asset relocation costs in connection with facility capital improvements. During the three months ended February 29, 2016, we recognized approximately $0.9 million, or $0.01 per diluted share, respectively, of similar losses associated in connection with capacity management initiatives at Richmond International Raceway ("Richmond") and facility capital improvements; and

•
During the three months ended February 28, 2017, we capitalized approximately $0.6 million, or $0.01 per diluted share, of interest, of which $0.5 million, or less than $0.01 per diluted share, related to ONE DAYTONA and approximately $0.1 million, or less than $0.01 per diluted share, of interest related to the Phoenix Redevelopment. During the three months ended February 29, 2016, we capitalized approximately $0.6 million, or $0.01 per diluted share, of interest related to DAYTONA Rising.

Admissions revenue decreased by approximately $0.5 million, or 1.6 percent, during the three months ended February 28, 2017, as compared to the same period of the prior year. The decrease in the current three month period is primarily driven by lower attendance and admissions for supporting events held during Daytona Speedweeks. Partially offsetting this decrease were increased admissions revenue for the Daytona 500 and the aforementioned Ferrari World Finals.
Motorsports and other event related revenue increased approximately $4.8 million, or 4.9 percent, during the three months ended February 28, 2017, as compared to the same period of the prior year. The increase in the current three month period is substantially due to increases in television broadcast revenue of approximately $2.2 million, increases in sponsorship and hospitality revenues of approximately $1.0 million for Speedweeks events held at Daytona, and increases in track rentals of approximately $1.0 million. Also contributing to the three month period increase were sponsorship revenues of approximately $0.4 million related to the aforementioned Ferrari World Finals.
Food, beverage and merchandise revenue increased approximately $0.8 million, or 9.9 percent, during the three months ended February 28, 2017, as compared to the same period of the prior year. The current period increase is substantially due to increased catering revenues of approximately $1.1 million, predominately from the aforementioned Ferrari World Finals. Partially offsetting the increase were lower concession sales and merchandise rights revenues of approximately $0.3 million during the three months ended February 28, 2017.
NASCAR event management ("NEM") fees increased $0.9 million, or 3.2 percent, for the three months ended February 28, 2017, as compared to the same period of the prior year. The increase in contracted NEM fees during the current three month period includes approximately $0.6 million attributable to the increase in television broadcast rights fees.
Motorsports related expenses increased approximately $1.2 million, or 4.7 percent, for the three months ended February 28, 2017, as compared to the same period of the prior year. The increase in the current three month period primarily relates to increased costs of approximately $0.7 million related to track rentals, increased purchased services of approximately $0.4 million related to Speedweeks events held at Daytona, and approximately $0.3 million of labor and purchased services related to the aforementioned Ferrari World Finals. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained fairly consistent for the three months ended February 28, 2017 at approximately 19.3 percent, as compared to the same period in the prior year.
Food, beverage and merchandise expense decreased approximately $0.2 million, or 3.5 percent, during the three months ended February 28, 2017, as compared to the same period of the prior year. The decrease is primarily due to approximately $0.9 million related to efficiencies created in catering and concessions as a result of the DAYTONA Rising project during Speedweeks events held at Daytona, as compared to the same period in the prior year. Partially offsetting this decrease were increases in catering and concessions of approximately $0.6 million related to the aforementioned Ferrari World Finals.
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 65.9 percent for the three months ended February 28, 2017, compared to approximately 75.1 percent for the same period in the prior year. The improvement in margin is a result of the aforementioned operating efficiencies and lower cost of sales in concessions and catering.
General and administrative expenses increased approximately $0.2 million, or 0.8 percent, during the three months ended February 28, 2017, as compared to the same period of the prior year. The increase in the three month period ending February 28, 2017 is primarily due to approximately $0.8 million in certain administrative costs, maintenance and purchased services. Also contributing to the increase were approximately $0.2 million in costs related to the Phoenix Redevelopment project for which there were no comparable costs in the same period of the prior year. Partially offsetting the increase were approximately $0.8 million of costs associated with the opening of the world's first motorsports stadium at Daytona in fiscal 2016, for which there were no comparable costs in the current period. General and administrative expenses as a percentage of total revenues decreased slightly for the three months ended February 28, 2017, to 17.8 percent from 18.3 percent for the same respective period in the prior year. The slight margin increase for the three months ended February 28, 2017 is predominately due to higher total revenues in fiscal 2017.
Depreciation and amortization expense increased approximately $1.5 million, or 5.8 percent, during the three months ended February 28, 2017, as compared to the same period of the prior year. For the three months ended February 28, 2017, approximately $0.7 million, of the increase relates to full-year impact of assets placed in service in 2016 associated with DAYTONA Rising and approximately $0.3 million relating to new assets placed in service associated with ONE DAYTONA and other owned facilities. Also contributing to the increase is approximately $0.6 million of accelerated depreciation relating to the new Phoenix Redevelopment. Partially offsetting the increase for the three months ended February 28, 2017, is approximately $0.1 million related to assets that have been fully depreciated, or removed from service, as compared to the same respective periods in the prior year.
Losses on retirements of long-lived assets decreased approximately $0.9 million, or 96.7 percent for the three months ended February 28, 2017, as compared to the same period of the prior year. The decrease is primarily due to fiscal 2016 costs of approximately $0.7 million in connection with capacity management initiatives at Richmond and approximately $0.2 million in connection with other facility capital improvements, for which there were no comparable events in the same respective period of fiscal 2017.
Interest income during the three months ended February 28, 2017 was comparable to the same period of the prior year.
Interest expense during the three months ended February 28, 2017, increased approximately $0.2 million, or 5.3 percent, as compared to the same period of the prior year. The increase is predominately due to higher capitalized interest for the three month period in 2016 related to assets placed in service associated with DAYTONA Rising, of approximately $0.6 million, and certain other projects where assets were placed in service, of approximately $0.2 million. Partially offsetting the increase were higher capitalized interest for the three month period in 2017 of approximately $0.5 million and $0.1 million, related to ONE DAYTONA and the Phoenix Redevelopment, respectively.
Equity in net income from equity investments substantially represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three months ended February 28, 2017 and February 29, 2016, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 38.0 percent for the three months ended February 28, 2017, as compared to 38.3 percent for the same period of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three month period ending February 28, 2017, as compared to the same period in prior year, reflected an increase of approximately $1.4 million, or $0.04 per diluted share, respectively.
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

	November 30, 2016	February 28, 2017
	(Unaudited)
Cash and cash equivalents	$263,727	$278,658
Working capital	217,802	240,976
Total debt	262,820	262,698
At February 28, 2017, our working capital was primarily supported by our cash and cash equivalents totaling approximately $278.7 million, an increase of approximately $14.9 million from November 30, 2016.

Significant cash flow items during the three months ended February 29, 2016 and February 28, 2017, respectively, are as follows (in thousands):

	February 29, 2016	February 28, 2017
	(Unaudited)
Net cash provided by operating activities (1)	$90,270	$39,473
Capital expenditures (2)	(54,589)	(21,592)
Distribution from equity investee (3)	4,500	4,250
Reacquisition of previously issued common stock (4)	(6,221)	(3,014)
(1) The decrease in net cash provided by operating activities, during the three months ended February 28, 2017, as compared to the same period in the prior year, is driven primarily by a Federal income tax refund received in February 2016
(2) Capital expenditures are predominately due to DAYTONA Rising and ONE DAYTONA, for fiscal 2016 and 2017 periods, respectively (see "Capital Expenditures")
(3) Distributions from equity investee, consists of amounts received as distribution from their profits, included in net cash provided by operating activities, and returns of capital, included in net cash used from investing activities, as detailed in our statement of cash flows
(4) Amounts relate to reacquisition of previously issued common stock (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds")
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of February 28, 2017, we have approximately $294.0 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
We operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021.  This allocation will fund a reinvestment at Phoenix, the first phase of redevelopment at Richmond, as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  In 2017 we began the redevelopment of Phoenix (see “Phoenix Redevelopment”) with completion targeted in late 2018, therefore, we expect spending to be somewhat front-loaded.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return of this invested capital in the mid-single digits;

•
In addition to the aforementioned $500.0 million in capital expenditures for existing facilities, we expect we will have an additional $95.0 million of capital expenditures related to phase one of ONE DAYTONA.  Construction for ONE DAYTONA commenced in fiscal 2016. Approximately $22.0 million of capital expenditures was spent as of November 30, 2016. The remaining approximate $73.0 million of capital expenditures for ONE DAYTONA will be spent in fiscal years 2017 and 2018. We expect this investment to exceed our weighted average cost of capital (see "ONE DAYTONA");

•
Return of capital to shareholders through dividends and share repurchases is a significant pillar of our capital allocation.  In fiscal 2016 we increased our dividend approximately 58.0 percent to $0.41 per share.  We expect dividends to increase in 2017 and beyond, by approximately four to five percent annually.  For the three months ended February 28, 2017, we repurchased approximately 80,900 shares of ISCA on the open market at a weighted average share price of $37.23 for a total of approximately $3.0 million.  At February 28, 2017,we had approximately $203.6 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan; and

•
For 2017 through 2021 we expect our return of capital program to be approximately $280.0 million, comprised of close to $100.0 million in total annual dividends and the balance being open market repurchase of ISCA shares over the five year period.  At this time we expect this spending to be evenly allocated per year, although we will scale the repurchase program to buy opportunistically.

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
Capital expenditures for projects, including those related to ONE DAYTONA, were approximately $21.6 million for the three months ended February 28, 2017. In comparison, the Company spent approximately $54.6 million on capital expenditures for projects for the same period in fiscal 2016, primarily related to DAYTONA Rising. For fiscal 2017, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $100.0 million and $115.0 million for existing facilities, including the Phoenix Redevelopment project, and an additional $50.0 million to $60.0 million in capital expenditures related to construction for ONE DAYTONA.
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
We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail/dining/entertainment, a 2,500-seat movie theater, 660 hotel rooms, 1,350 residential units, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space.
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
The RD&E component of phase one will be owned and managed 100.0 percent by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We expect to spend approximately $95.0 million in fiscal 2016 through 2018 on the RD&E component of ONE DAYTONA’s first phase. Other sources of funds will include the public incentives discussed above and land to be contributed to the project. In September 2016, we announced VCC had been selected as general contractor to oversee construction of the RD&E component of phase one including Victory Circle and the parking garage. VCC has an outstanding national reputation for quality and a proven track record leading and managing the development and construction of some of the country’s most engaging mixed-use developments.
Bass Pro Shops®, America’s most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, are anchor tenants of ONE DAYTONA. Lease agreements have also been executed with other tenants including P.F. Chang’s, Hy’s Toggery, Kilwins Confections, Guitar Center, Tervis, IT’SUGAR, Jeremiah’s Italian Ice, Venetian Nail Spa, Sunglass World, Oklahoma Joe’s BBQ, Rock Bottom Restaurant & Brewery, MidiCi: The Neapolitan Pizza Company, Lindbergh, Designers Market, and GameTime. Leasing remains strong and we are exceeding our leasing goals for the project.
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
Cobb Daytona Luxury Theatres opened in December 2016, Bass Pro Shops opened in February 2017, and the Fairfield Inn & Suites is planning an opening later in fiscal 2017. We are targeting substantial completion of phase one in late fiscal 2017. At stabilization we expect this first phase of ONE DAYTONA to deliver annual revenue and EBITDA of approximately $12.0 million and approximately $9.0 million, respectively, and deliver an unlevered return above our weighted average cost of capital. We expect to add leverage to ONE DAYTONA’s phase one post-stabilization.
Total capital expenditures for ONE DAYTONA, excluding capitalized interest and net of public incentives, are expected to be approximately $95.0 million. From inception, through February 28, 2017, capital expenditures totaled approximately $38.2 million, exclusive of capitalized interest and labor. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we expect to secure financing for the project upon stabilization. However, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. Through February 28, 2017, we recorded approximately $2.1 million of capitalized interest related to ONE DAYTONA, since inception, and expect approximately $3.5 million to $4.0 million to be recorded by completion of construction.
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
The redevelopment of Phoenix is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The redevelopment project at Phoenix is expected to cost approximately $178.0 million, including maintenance capital, before capitalized interest. Okland Construction ("Okland") has been selected as general contractor of the project. Effective November 30, 2016, Phoenix entered into a Design-Build Agreement with Okland. The Design-Build Agreement obligates Phoenix to pay Okland approximately $136.0 million for the completion of the work described in the Design-Build Agreement. This amount is a guaranteed maximum price to be paid for the work, which may not change absent a requested change in the scope of work by Phoenix.
Based on the Company's current plans for Phoenix, it has identified existing assets that are expected to be impacted by the redevelopment and will require accelerated depreciation, or losses on asset retirements, totaling approximately $3.4 million in non-cash charges over the approximate 22-month project time span. Upon completion, the redevelopment is expected to provide a full fiscal year incremental lift in Phoenix's EBITDA of approximately $8.5 million to $9.0 million. Construction commenced in early fiscal 2017 and is expected to be completed in fall of fiscal 2018. We expect to deliver full year incremental financial lift in fiscal 2019 and sustained thereafter.
Despite the Company not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that the Company capitalize a portion of the interest on existing outstanding debt during the construction period.  The Company estimates it will record approximately $7.5 million to $8.0 million of capitalized interest from fiscal 2017 through fiscal 2018.
For fiscal 2017, we expect capital expenditures related to the redevelopment of Phoenix to total approximately $75.0 million to $80.0 million and capitalized interest of approximately $2.2 million. As of February 28, 2017, we have incurred capital expenditures related to the redevelopment of Phoenix, exclusive of capitalized interest and labor, of approximately $11.9 million. Through February 28, 2017, we recorded approximately $0.1 million of capitalized interest related to the redevelopment of Phoenix.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2016. During the three months ended February 28, 2017, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 28, 2017.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2016 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2016— December 31, 2016
Repurchase program (1)	—	$—	—	$206,604
January 1, 2017 — January 31, 2017
Repurchase program (1)	—	—	—	$206,604
February 1, 2017 — February 28, 2017
Repurchase program (1)	80,900	$37.23	80,900	$203,591
	80,900		80,900

(1)
We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $530.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through February 28, 2017, we have purchased 8,802,973 shares of our Class A common shares, for a total of approximately $326.4 million. We purchased 80,900 shares of our Class A common shares during the three month period ended February 28, 2017, at an average cost of approximately $37.23 per share (including commissions), for a total of approximately $3.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 28, 2017, we had approximately $203.6 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	April 4, 2017	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer