Form 10-Q
period 2017-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2017-07-03
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2017
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	24,976,604 shares	As of May 31, 2017
Class B Common Stock	19,739,594 shares	As of May 31, 2017

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED May 31, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2016	May 31, 2017
		(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$263,727	$312,075
Receivables, less allowance of $1,000 in 2016 and 2017, respectively	35,445	55,870
Income taxes receivable	189	—
Prepaid expenses and other current assets	13,759	19,251
Total Current Assets	313,120	387,196
Property and Equipment, net of accumulated depreciation of $934,156 and $984,999 respectively	1,455,506	1,448,829
Other Assets:
Equity investments	92,392	91,968
Intangible assets, net	178,629	178,634
Goodwill	118,791	118,791
Other	14,222	15,970
	404,034	405,363
Total Assets	$2,172,660	$2,241,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,404	$3,489
Accounts payable	29,770	32,271
Deferred income	39,416	91,453
Income taxes payable	—	3,541
Other current liabilities	22,728	36,113
Total Current Liabilities	95,318	166,867
Long-Term Debt	259,416	259,082
Deferred Income Taxes	409,585	406,572
Long-Term Deferred Income	5,988	5,413
Other Long-Term Liabilities	1,993	2,377
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 24,922,561 and 24,607,587 issued and outstanding in 2016 and 2017, respectively	249	246
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,767,280 and 19,739,594 issued and outstanding in 2016 and 2017, respectively	197	197
Additional paid-in capital	437,292	434,158
Retained earnings	965,281	968,801
Accumulated other comprehensive loss	(2,659)	(2,325)
Total Shareholders’ Equity	1,400,360	1,401,077
Total Liabilities and Shareholders’ Equity	$2,172,660	$2,241,388
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2016	May 31, 2017
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$30,473	$28,662
Motorsports and other event related	121,002	122,322
Food, beverage and merchandise	10,289	9,517
Other	5,797	4,774
	167,561	165,275
EXPENSES:
Direct:
NASCAR event management fees	46,484	48,270
Motorsports and other event related	36,067	34,728
Food, beverage and merchandise	7,559	7,244
Other operating expenses	105	656
General and administrative	27,671	27,309
Depreciation and amortization	25,986	28,269
Losses on asset retirements	10	374
	143,882	146,850
Operating income	23,679	18,425
Interest income	56	251
Interest expense	(3,684)	(3,067)
Equity in net income from equity investments	4,169	5,799
Other	11,936	2
Income before income taxes	36,156	21,410
Income taxes	14,258	8,183
Net income	$21,898	$13,227

Dividends per share	$0.41	$0.43
Earnings per share:
Basic and diluted	$0.47	$0.29

Basic weighted average shares outstanding	46,231,560	44,857,837

Diluted weighted average shares outstanding	46,246,727	44,871,255

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2016	May 31, 2017
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$62,328	$59,997
Motorsports and other event related	219,725	225,834
Food, beverage and merchandise	18,605	18,659
Other	9,533	8,739
	310,191	313,229
EXPENSES:
Direct:
NASCAR event management fees	74,564	77,246
Motorsports and other event related	60,947	60,783
Food, beverage and merchandise	13,805	13,269
Other operating expenses	253	858
General and administrative	53,815	53,656
Depreciation and amortization	51,032	54,770
Losses on asset retirements	930	404
	255,346	260,986
Operating income	54,845	52,243
Interest income	86	368
Interest expense	(6,773)	(6,319)
Equity in net income from equity investments	8,139	9,426
Other	12,000	14
Income before income taxes	68,297	55,732
Income taxes	26,568	21,232
Net income	$41,729	$34,500

Dividends per share	$0.41	$0.43
Earnings per share:
Basic and diluted	$0.90	$0.77

Basic weighted average shares outstanding	46,424,992	44,960,205

Diluted weighted average shares outstanding	46,439,802	44,974,365
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	May 31, 2016	May 31, 2017
	(Unaudited)
	(In Thousands)
Net income	$21,898	$13,227
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $103 and $103, respectively	167	167
Comprehensive income	$22,065	$13,394

	Six Months Ended
	May 31, 2016	May 31, 2017
	(Unaudited)
	(In Thousands)
Net income	$41,729	$34,500
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $209 and $207, respectively	332	334
Comprehensive income	$42,061	$34,834

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2016	$249	$197	$437,292	$965,281	$(2,659)	$1,400,360
Activity 12/1/16 — 5/31/17:
Net income	—	—	—	34,500	—	34,500
Comprehensive income	—	—	—	—	334	334
Cash dividend ($0.43 per share)	—	—	—	(19,249)	—	(19,249)
Exercise of stock options	—	—	358	—	—	358
Reacquisition of previously issued common stock	(4)	—	(4,257)	(11,731)	—	(15,992)
Other	1	—	(942)	—	—	(941)
Stock-based compensation	—	—	1,707	—	—	1,707
Balance at May 31, 2017	$246	$197	$434,158	$968,801	$(2,325)	$1,401,077
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2016	May 31, 2017
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$41,729	$34,500
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Staten Island property	(13,631)	—
Depreciation and amortization	51,032	54,770
Stock-based compensation	1,532	1,707
Amortization of financing costs	887	841
Interest and other consideration received on Staten Island note receivable	1,162	—
Deferred income taxes	56,392	(3,220)
Income from equity investments	(8,139)	(9,426)
Distribution from equity investee	8,714	9,850
Loss on retirements of long-lived assets, non-cash	896	404
Other, net	(227)	99
Changes in operating assets and liabilities:
Receivables, net	962	(20,425)
Prepaid expenses and other assets	(10,846)	(7,414)
Accounts payable and other liabilities	(5,218)	(10,905)
Deferred income	54,810	51,462
Income taxes	3,190	4,119
Net cash provided by operating activities	183,245	106,362
INVESTING ACTIVITIES
Capital expenditures	(81,778)	(40,568)
Distribution from equity investee	1,636	—
Proceeds from sale of Staten Island property	66,728	—
Proceeds from sale of assets	472	14
Other, net	(2)	(8)
Net cash used in investing activities	(12,944)	(40,562)
FINANCING ACTIVITIES
Payment of long-term debt	(418)	(444)
Deferred financing fees	—	(43)
Exercise of Class A common stock options	—	358
Reacquisition of previously issued common stock	(26,453)	(17,323)
Net cash used in financing activities	(26,871)	(17,452)
Net increase in cash and cash equivalents	143,430	48,348
Cash and cash equivalents at beginning of period	160,548	263,727
Cash and cash equivalents at end of period	$303,978	$312,075
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2017
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
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2016 and 2017, respectively, are not indicative of the results to be expected for the year.
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
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern". The objective of this Update is to provide guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption of the standard is permitted. Adoption of this standard is not expected to have an impact on the Company's consolidated financial statements or disclosures. The Company will adopt the provisions of this statement as of November 30, 2017.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2016 and 2017, respectively (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2017	May 31, 2016	May 31, 2017
Numerator:
Net income	$21,898	$13,227	$41,729	$34,500
Denominator:
Weighted average shares outstanding	46,231,560	44,857,837	46,424,992	44,960,205
Effect of dilutive securities	15,167	13,418	14,810	14,160
Diluted weighted average shares outstanding	46,246,727	44,871,255	46,439,802	44,974,365

Basic and diluted earnings per share	$0.47	$0.29	$0.90	$0.77

Anti-dilutive shares excluded in the computation of diluted earnings per share	90,390	65,628	90,882	65,969
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
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of May 31, 2016 and 2017, respectively. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $4.2 million and $5.8 million for the three months ended May 31, 2016 and 2017, respectively, and approximately $8.1 million and $9.4 million for the six months ended May 31, 2016 and 2017, respectively, and is included in Equity in net income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the six months ended May 31, 2016 and 2017, totaling approximately $10.4 million and $9.9 million, respectively, consist of approximately $8.7 million and $9.9 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on the Company's consolidated statement of cash flows. The remaining approximately $1.6 million received, for the six months ended May 31, 2016, was recognized as a return of capital from investing activities on the Company's consolidated statement of cash flows. The Company did not recognize a return of capital from investing activities on the Company's consolidated statement of cash flows for the six months ended May 31, 2017.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, the Company has pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from its Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in the fall of fiscal 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel.

As per the partnership agreement, our 33.25 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in the Fairfield as an equity investment in its consolidated financial statements as of May 31, 2017. The Company's 33.25 percent portion of the Fairfield’s net loss, from inception, through May 31, 2017 primarily consists of de minimis administrative costs that are included in net income from equity investments in the Company's consolidated statements of operations. There were no operations included in the Company's consolidated statements of operations in the same period of fiscal 2016.
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

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	97	23
Total amortized intangible assets	120	97	23
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,726	$97	$178,629

	May 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	121	97	24
Total amortized intangible assets	121	97	24
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	797	—	797
Total non-amortized intangible assets	178,610	—	178,610
Total intangible assets	$178,731	$97	$178,634
The following table presents current and expected amortization expense of the existing intangible assets for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2017	$1
Remaining estimated amortization expense for the year ending November 30:
2017	$1
2018	2
2019	2
2020	2
2021 and thereafter	17
There were no changes in the carrying value of goodwill during the three and six months ended May 31, 2017.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2016		May 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(210)	$65,000	$(185)
3.95 percent Senior Notes	100,000	(328)	100,000	(307)
6.25 percent Term Loan	47,878	—	47,434	—
TIF bond debt service funding commitment	52,145	(1,665)	52,173	(1,544)
Revolving Credit Facility	—	—	—	—
	265,023	(2,203)	264,607	(2,036)
Less: current portion	3,738	(334)	3,767	(278)
	$261,285	$(1,869)	$260,840	$(1,758)
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2017, the Company was in compliance with its various restrictive covenants. At May 31, 2017, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2017, the Company was in compliance with its various restrictive covenants. At May 31, 2017, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At May 31, 2017, the outstanding principal on the 6.25 percent Term Loan was approximately $47.4 million.
At May 31, 2017, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $52.2 million, net of the unamortized discount, which is comprised of a $2.8 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
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

The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of May 31, 2017, the Company was in compliance with its various restrictive covenants. At May 31, 2017, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $1.3 million, have been deferred and are included in other assets as of May 31, 2017.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
Total interest expense incurred by the Company for the three and six months ended May 31, 2016 and 2017, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2017	May 31, 2016	May 31, 2017
Interest expense	$4,024	$3,942	$8,037	$7,888
Less: capitalized interest	340	875	1,264	1,569
Net interest expense	$3,684	$3,067	$6,773	$6,319
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
At May 31, 2017, the Company had money market funds totaling approximately $139.0 million which are included in cash and cash equivalents in its consolidated balance sheet. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $278.2 million compared to the carrying amount of approximately $265.0 million and approximately $276.5 million compared to the carrying amount of approximately $264.6 million at November 30, 2016 and May 31, 2017, respectively.
The Company had no financial instruments that used level 3 inputs as of May 31, 2017.
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

Since inception of the Plan through May 31, 2017, the Company has purchased 9,160,401 shares of its Class A common shares, for a total of approximately $339.4 million. The Company purchased 438,328 shares of its Class A common shares during the six months ended May 31, 2017, at an average cost of approximately $36.48 per share (including commissions), for a total of approximately $16.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2017, the Company had approximately $190.6 million remaining repurchase authority under the current Stock Purchase Plan.

In April 2017, the Company's Board of Directors approved an annual dividend of $0.43 per share, for a total of approximately $19.2 million, paid on June 30, 2017, to common stockholders of record on May 31, 2017.
9. Long-Term Stock Incentive Plan
In April 2017, the Company's Board of Directors approved the 2017 Long Term Incentive Plan (the "2017 Plan"), as its 2006 Long Term Incentive Plan had expired in 2016. The Company has reserved an aggregate of 1,500,000 shares (subject to adjustment for stock splits and similar capital changes) of Class A Common Stock for grants under the 2017 Plan. Awards under the 2017 Plan will contain such terms and conditions not inconsistent with the 2006 Long Term Incentive Plan.
In May 2017, the Company awarded and issued a total of 97,486 restricted shares of the Company’s Class A common shares to certain officers and managers under the 2017 Plan. The shares of restricted stock awarded in May 2017, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $37.10 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period.

10. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2016	May 31, 2017
Terminated interest rate swap, net of tax benefit of $1,758 and $1,551, respectively	$(2,659)	$(2,325)
11. Income Taxes
The Company's effective income tax rate was approximately 38.1 percent for the three and six months ended May 31, 2017 and approximately 39.4 percent and 38.9 percent for the three and six months ended May 31, 2016, respectively.
The effective income tax rate for the three and six months ended May 31, 2017 approximates the statutory income tax rate. Changes in certain state tax rates are the principal causes of the increased effective income tax rate for the three and six months ended May 31, 2016.
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
NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 73.7 percent of the combined voting power of the outstanding stock of the Company, as of May 31, 2017, and some members of which serve as directors and officers of the Company.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $88.0 million and $91.2 million for the three months ended May 31, 2016 and 2017, respectively, and approximately $148.3 million and $153.9 million for the six months ended May 31, 2016 and 2017, respectively. The Company recorded prize money of approximately $24.0 million and $24.8 million for the three months ended May 31, 2016 and 2017, respectively, and approximately $40.7 million and $42.2 million for the six months ended May 31, 2016 and 2017, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted as well as fees paid to NASCAR for sanctioning and officiating of the events. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $46.5 million and $48.3 million for the three months ended May 31, 2016 and 2017, respectively and approximately $74.6 million and $77.2 million for the six months ended May 31, 2016 and 2017, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. Kansas Speedway Corporation ("KSC"), wholly-owned subsidiary of the Company, has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At May 31, 2017, the Unified Government had approximately $0.7 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at May 31, 2017. At May 31, 2017, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

14. Segment Reporting
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports event operations consist principally of racing events at its major motorsports entertainment facilities. The reporting units within the motorsports segment portfolio are reviewed together as the nature of the products and services, the production processes used, the type or class of customer using our products and services, and the methods used to distribute our products or provide their services are consistent in objectives and principles, and predominately uniform and centralized throughout the Company. The consolidated domestic media rights contract, which continues through the 2024 NASCAR season, continues to be the single-largest contributor to the Company's earnings. These media rights are allocated to specific events, are not facility based, and are derived through a corporate contract, which affects all of the motorsports event facilities within the motorsports event segment. Similarly, corporate sponsorship partnership revenue is primarily derived from corporate contracts, negotiated from the Company's corporate sales team, and allocated to multiple, or all, motorsports entertainment facilities depending on the specific arrangement. Thus, the disclosure of these revenue streams, as they relate to each reporting unit, is not practical.
The Company’s remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company’s facilities, construction management services, financing and licensing operations, equity investments, and retail leasing operations are included in the “All Other” segment.
The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative (“G&A”) expenses. Corporate G&A expenses are allocated to business units based on each business unit’s net revenues to total net revenues.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and six months ended May 31, 2016 and 2017, respectively (in thousands):

	Three Months Ended May 31, 2016
	Motorsports Event	All Other	Total
Revenues	$158,065	$10,061	$168,126
Depreciation and amortization	24,903	1,083	25,986
Operating income (loss)	21,893	1,786	23,679
Capital expenditures	18,967	8,222	27,189
Total assets	1,678,588	544,132	2,222,720
Equity investments	—	101,038	101,038
	Three Months Ended May 31, 2017
	Motorsports Event	All Other	Total
Revenues	$156,856	$8,932	$165,788
Depreciation and amortization	27,042	1,227	28,269
Operating income (loss)	19,077	(652)	18,425
Capital expenditures	10,146	8,830	18,976
Total assets	1,643,651	597,737	2,241,388
Equity investments	—	91,968	91,968
	Six Months Ended May 31, 2016
	Motorsports Event	All Other	Total
Revenues	$297,176	$13,931	$311,107
Depreciation and amortization	48,832	2,200	51,032
Operating income (loss)	54,809	36	54,845
Capital expenditures	70,834	10,944	81,778
	Six Months Ended May 31, 2017
	Motorsports Event	All Other	Total
Revenues	$301,655	$12,452	$314,107
Depreciation and amortization	52,371	2,399	54,770
Operating income (loss)	54,772	(2,529)	52,243
Capital expenditures	16,240	24,328	40,568
Intersegment revenues were approximately $0.6 million and $0.5 million for the three months ended May 31, 2016 and May 31, 2017, respectively and approximately $0.9 million and $0.9 million for the six months ended May 31, 2016 and May 31, 2017, respectively
During the three and six months ended May 31, 2017, the Company recognized approximately $0.1 million and $0.2 million, respectively of costs related to the Phoenix Redevelopment project (see "Future Liquidity - Phoenix Redevelopment"). These costs were included in the Motorsports Event segment. During the six months ended May 31, 2016, the Company recognized approximately $0.8 million in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. There were no similar costs incurred in the three months ended May 31, 2016. These costs were included in the Motorsports Event segment.
During the three and six months ended May 31, 2017, the Company recognized approximately $2.0 million and $2.7 million, respectively, of accelerated depreciation, due to the shortening the service lives of certain assets, associated with the Phoenix Redevelopment project. During the three and six months ended May 31, 2016, the Company did not recognize any accelerated depreciation.
During the three and six months ended May 31, 2017, the Company recognized $0.3 million and $0.3 million, respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with the Phoenix Redevelopment project. During the six months ended May 31, 2016, the Company recognized approximately $0.9 million, of similar losses in connection with demolition and/or asset relocation costs in connection with facility capital improvements. For the three months ended May 31, 2016, the Company incurred de minimis similar costs

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While our estimates and assumptions are based on conditions existing at and trends leading up to the time the estimates and assumptions are made, actual results could differ materially from those estimates and assumptions. We continually review our accounting policies, how they are applied and how they are reported and disclosed in the consolidated financial statements.
The following is a summary of our critical accounting policies and estimates and how they are applied in the preparation of the consolidated financial statements.
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

During the six months ended May 31, 2016, we recorded before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities totaling approximately $0.9 million. During the six months ended May 31, 2017, we recorded approximately $0.4 million amount of similar charges.
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
As of May 31, 2017, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 77.9 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $92.0 million at May 31, 2017.
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
We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of May 31, 2016 and 2017. Our 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes and the joint venture is a disregarded entity for income tax purposes, was approximately $8.1 million and $9.4 million for the six months ended May 31, 2016 and 2017, respectively, and is included in income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the six months ended May 31, 2017, totaling approximately $9.9 million, was received as a distribution from its profits, and were included in net cash provided by operating activities on our consolidated statement of cash flows. Pre-tax distributions from Kansas Entertainment for the six months ended May 31, 2016, totaling $10.4 million, consisted of approximately $8.7 million received as a distribution from its profits, were included in net cash provided by operating activities on our consolidated statement of cash flows, with the remaining approximate $1.6 million received recognized as a return of capital from investing activities on our consolidated statement of cash flows. We did not recognize a return of capital from investing activities on the Company's consolidated statement of cash flows for the six months ended May 31, 2017.
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
Since the completion of DAYTONA Rising in January 2016, the DAYTONA 500 has sold out in consecutive years. By providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising provided an immediate incremental lift in Daytona's revenues and earnings, meeting our expectations. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward-looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to many factors not in our control or not readily predictable, as detailed in the Risk Factors section of the Company's publicly filed documents, Forms 10-K, with the SEC, any or all of which can significantly impact our future results. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from its Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in the fall of fiscal 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 33.25 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in the Fairfield as an equity investment in our consolidated financial statements as of May 31, 2017. Our 33.25 percent portion of the Fairfield’s net loss, from inception, through May 31, 2017 primarily consist of de minimis administrative costs that are included in equity in net income from equity investments in our consolidated statements of operations. There were no operations included in our consolidated statements of operations in the same period in fiscal 2016.
As part of the ONE DAYTONA project, we have entered into additional joint ventures, which are structured similarly to the Fairfield joint venture, where our share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. These joint venture projects include The Daytona, a full service Marriott Autograph Collection hotel, and a residential component of the ONE DAYTONA project (see "Liquidity and Capital Resources - ONE DAYTONA"). As of May 31, 2017, no contributions have been made towards these additional joint ventures.
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
Income Taxes
The Company's effective income tax rate was approximately 38.1 percent for the three and six months ended May 31, 2017 and approximately 39.4 percent and 38.9 percent for the three and six months ended May 31, 2016, respectively.
The effective income tax rate for the three and six months ended May 31, 2017 approximates the statutory income tax rate. Changes in certain state tax rates are the principal causes of the increased effective income tax rate for the three and six months ended May 31, 2016.
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
In 2008, an unprecedented global economic crisis began that significantly impacted consumer confidence and disproportionately affected key demographics of our target customers. Continuing economic uncertainty could adversely impact our future attendance, guest spending, and our ability to grow corporate marketing partnerships, all of which could negatively affect revenues and profitability. In fiscal 2009, we implemented sustainable cost containment initiatives to mitigate declines in certain revenue categories. We are sustaining the significant cost reductions implemented in previous years and continuously seek ways to improve our operating efficiency without negatively impacting the guest experience.
Looking to the future, we expect the continuing slow, but uneven, recovery in the broader U.S. economy to provide an environment for stabilized to improved attendance-related and corporate partnership revenues. Our industry benefits from NASCAR securing its broadcast rights through the fiscal 2024 season with the largest broadcast rights deal in the sport's 69-year history. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us unparalleled long-term cash flow visibility. We also believe the strategic initiatives and investments we and the motorsports industry have commenced will grow the sport and strengthen the long-term health of our Company.
The industry stakeholders have demonstrated their commitment to growing the sport by aligning with and executing upon growth initiatives supporting NASCAR's industry-wide strategic plan. The industry plan's objective is to build upon NASCAR's appeal by strengthening the connection with existing fans, as well as attracting and engaging new millennials, youth and multicultural consumers in motorsports. Key areas of focus include fostering greater product relevance and exciting on-track competition, cultivating driver star power, growing social media activities and enhancing the event experience.
NASCAR initiatives to improve on-track competition and racing excitement resulted in several successful innovations to the on-track product including the following:

•	Refined aerodynamic and downforce specifications that provide the driver greater control of the car

•	Knockout group qualifying formats

•	Overtime rules to address races that previously ended while under caution

•	Enhancements to the NASCAR's Playoffs, including elimination rounds leading up to the Championship event for the three national touring series

•	Three stage racing format, similar to quarters or halves in other sports
In January 2014 NASCAR announced a new championship format that puts greater emphasis on winning races throughout the season and expands the current Playoff field to 16 drivers. For fiscal 2016, the Playoff format has been expanded to both Xfinity and Camping World Truck series events, qualifying 12 drivers and 8 drivers, respectively. The Playoff implements a round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race, all of which is exactly what fans want.
For the 2017 NASCAR season, the stage based racing format which breaks the race approximately into thirds was announced with several goals in mind. First, it provides three periods of racing with natural breaks during the race for fans. Secondly, the stages are scored independently with points awarded for finishing in each stage that contribute toward the Championship. While the greatest amount of points are awarded for ultimately winning the race, the format provides a strong incentive for the drivers to compete throughout the race, which raises the level of excitement throughout for the viewing audience.
The new Playoff structure and stage based racing have driven competition to a whole new level with a thrilling, easy to understand format that we believe translates into greater fan interest and revenue opportunities for these events. We anticipate continued favorable momentum at our Playoff-related events as we move forward.
We support NASCAR's industry strategy on a number of fronts. As referenced above, we have committed to improving our major motorsports facilities to enhance guest experiences and create stronger fan engagement. Specifically, one of the most ambitious and important projects in our history is the redevelopment of the frontstretch of the Daytona International Speedway, the Company's 59-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports stadium featuring unique experiences for our guests and establishes new marketing platforms for corporate partners, broadcasters and industry stakeholders. Fan and stakeholder feedback was overwhelmingly positive and financial results suggest us continuing to meet expectations from the project (See "DAYTONA Rising: Reimagining an American Icon"). We remain very confident that elevating the experience at the most important and iconic motorsports facility in North America will drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. We are also confident that this strategic project will positively influence attendance trends, corporate involvement in the sport, and long-term strength of future broadcast media rights revenues.
As part of our strategic plan and updated capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), we recently announced that the Board of Directors approved a project to redevelop the grandstands and infield for Phoenix International Raceway ("Phoenix"). The project's cost is estimated to be approximately $178.0 million and addresses critical facility maintenance, enhances the fan experience, provides valuable marketing assets for new sponsorship opportunities, and creates updated infield amenities including a new 'FanZone' where fans can view firsthand drivers and crews setting up their cars before the race. Phoenix is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup series weekends, including the second to the last Monster Energy NASCAR Cup Series event in the Playoffs, and a fan-favorite, unique racetrack configuration in the twelfth major media market. Phoenix exists in an attractive, but competitive, marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience and provide a sustainable financial return.
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
To provide our guests with the best fan experience possible, we have improved fan amenities such as wider seating, increased access to social zones which promote greater fan interaction/engagement, and adjusted sight lines for better viewing. Based on our experience, and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal experience for the fans. Enhancing the live event experience to differentiate it from the at-home television viewing experience, is a critical strategy for our future growth. Other benefits derived from capacity management include:

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
Corporate Partnerships
The power of the NASCAR brand along with its brand/product loyal fan base creates a highly attractive platform for corporate participation. The participation of FORTUNE 500 companies in NASCAR is greater than in any other sports property with more than one in four FORTUNE 500 companies invested in NASCAR, and nearly half of the FORTUNE 100 listed companies leverage NASCAR within their marketing strategy. The number of FORTUNE 500 companies investing in NASCAR has grown for five consecutive years, currently up approximately 7.0 percent from 2016. We anticipate this high-level of corporate interest will continue considering the appealing characteristics of our sport such as presence in key metropolitan statistical areas, the near year-round event schedule, our impressive portfolio of major motorsports events and attractive NASCAR fan demographics.
Even as companies demand more return on their marketing dollar, our company is focused on delivering an enhanced value proposition through our strategic initiatives. This includes enhanced facilities, more frequent and diverse content at our facilities, and deeper understanding of and integration with our corporate partners' business, among other things.

We continue to be pleased with corporate sales organic growth and sales driven by strong corporate demand from DAYTONA Rising, which opened in fiscal 2016. For DAYTONA Rising, we secured five long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, Sunoco, and Axalta, all of which meet or exceed ten year relationships. The longer deal terms provide solid long-term contracted income visibility and allows our sales team to focus on incremental revenue generation and allows our partners more time to benefit from sponsor activation.
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
2016 concluded the NASCAR and ISC agreements with Sprint as the Cup series entitlement sponsor, which included various inventory and activation rights at ISC tracks. Of note, NASCAR and ISC agreements with Sprint were originally negotiated in the mid-2000’s, pre-recession. ISC has similar agreements for track inventory in place with Monster Energy, however, the economics of the agreements results in a one-time reset in fiscal 2017. We expect overall gross corporate sales to decline approximately 1.0 percent in 2017 due to the reset of these agreements. Excluding the one-time reset, gross corporate sales are forecast to grow between 1.0 percent and 2.0 percent in fiscal 2017, with escalators in the low-to-mid single digits going forward.
As of June 2017, for remaining events, we have open entitlements for only one Monster Energy NASCAR Cup series event and one NASCAR Xfinity series event. For fiscal 2017, we have agreements in place for approximately 94.0 percent of our gross marketing partnership revenue target. This is compared to fiscal 2016 at this time when we had approximately 96.0 percent of our gross marketing partnership revenue target sold and had entitlements for one Monster Energy NASCAR Cup and two NASCAR Xfinity entitlements either open or not announced. With a majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2017.
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
FOX has exclusive rights to the first 16 Monster Energy NASCAR Cup Series point races beginning each year with the prestigious DAYTONA 500. In addition, FOX retains the rights to the NASCAR Cup Series All-Star Race, The Advance Auto Parts Clash, Can-Am Duel, 14 NASCAR Xfinity Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 Monster Energy NASCAR Cup Series point's races including NASCAR’s Playoffs, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in fiscal 2015. In fiscal 2017, NASCAR will have 17 Monster Energy NASCAR Cup races on network television, the same as fiscal 2016.
NASCAR's solid ratings, the strong demand for live sports programming and the proliferation of on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 69-year history.
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 85 million television households. In addition to NASCAR, Fox Sports 1 has deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer, United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast television to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In 2016, Fox Sports 1 broadcast seven live Monster Energy NASCAR Cup events and eleven NASCAR Xfinity events.  NASCAR events and content are consistently among the highest rated programming on Fox Sports 1.
In January 2, 2012, NBC Sports Network (NBCSN) was re-branded to align NBC owned sports channels with its NBC sports division, which consists of a unique array of sports assets, including NBC Sports, NBC Olympics, NBC Sports Network

("NBCSN") , Golf Channel, 10 NBC Sports Regional Networks, NBC Sports Radio and NBC Sports Digital (Sports Live Extra). NBCSN is available in approximately 84 million pay television homes. NBC Sports Group possesses an unparalleled collection of television rights agreements, and in addition to NASCAR partners with some of the most prestigious sports properties in the world including the International Olympic Committee and United States Olympic Committee, the NFL, NHL, PGA TOUR, The R&A, PGA of America, Churchill Downs, Premier League, Tour de France, French Open, Formula One, IndyCar and many more. In 2016, NBCSN broadcast twelve Monster Energy NASCAR Cup events and thirteen NASCAR Xfinity events, which represented some of the highest rated programming for NBCSN.
NASCAR continues to deliver strong audiences in a changing media consumption environment. Even as fans of all sporting events choose to consume media content through digital and social media channel alternatives in addition to or in lieu of television viewing, NASCAR's live television draw is powerful.  Monster Energy NASCAR Cup series events ranked as the number one or two sports broadcast of the weekend seventeen times during the 2016 season, averaging approximately 4.6 million viewers per broadcast and approximately 58.0 million total unique television viewers.
Kicking off the 2017 NASCAR season, this year's Daytona 500 proved once again why it is the premiere and most significant motorsports event in the world. The race coverage and consumption was massive in scale garnering a 6.6 rating with an average of 11.9 million viewers tuning in per minute, growing viewership approximately 5.0 percent year-over-year. In addition to the overall viewership, the Daytona 500 delivered positive viewership gains across key demographics such as 16.0 percent audience increase in adults age 18 to 34. The race generated the largest millennial audience since 2013.
Through the first sixteen NASCAR Monster Energy Series Cup events of the 2017 season, and excluding events impacted by rain in 2016 and/or 2017, year to date television viewership is down by approximately ten percent. For thirteen out of these sixteen events, Monster Energy NASCAR Cup was the number one or two sport of that weekend on television averaging, over 5.5 million viewers per week.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $146.6 million and $151.9 million for the six months ended May 31, 2016 and 2017, respectively. Operating income generated by these media rights were approximately $108.2 million and $110.6 million for the six months ended May 31, 2016 and 2017, respectively.
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
Even as the environment is changing, content is still in high-demand regardless of how it is consumed. However, these statistics point to the importance of providing content through multiple, alternative channels as the importance of digital and social delivery methods continues to progress.
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
Through sixteen NASCAR Monster Energy Series Cup events of the 2017 season, NASCAR Digital Platforms (NASCAR.com, NASCAR Mobile web and NASCAR Mobile applications) continue delivering positive results with over 108 million total visits an average of 1.7 million race day visits, representing a 30% increase versus the same number of events in 2016. Additionally, NASCAR’s social content has generated over 1.9 billion impressions, an average of 24 million race day impressions season to date.
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
In October 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of the Company’s inventory of Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series events. In fiscal 2017, we will conduct 21 Monster Energy NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each Sanction Agreement is for a term of five years. Other than the term, the Sanction Agreements are substantially similar to those entered into in previous years. The Sanction Agreements contain annual increases of between

3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The Sanction Agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the Sanction Agreements. NASCAR and NEM are controlled by members of the France Family Group which controls approximately 73.7 percent of the combined voting power of the outstanding stock of the Company, as of May 31, 2017, and some members of which serve as directors and officers of International Speedway Corporation. The Company strives to ensure, and management believes that, the terms of the Sanction Agreements are no less favorable to the Company than could be obtained in arms-length negotiation. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
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
We are confident that our focus on driving incremental earnings by improving the fan experience leads to increased ticket sales and better ticket pricing power, growth in sponsorship and hospitality sales, solidifying prospects for longer-term growth in broadcast media rights fees agreements, and greater potential to capture market share. We remain confident that by continuing to smartly reinvest to create memorable guest experiences, provide attractive pricing and fantastic racing, we will generate increased revenues and bottom-line results. This has most recently been evident in the success of our redevelopment of the frontstretch at Daytona International Speedway.
While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of our capital improvement investments may not provide immediate, directly traceable near term positive returns on invested capital, but over the longer term, will better enable us to effectively compete with other entertainment venues for consumer and corporate spending. See Capital Allocation in Liquidity and Capital Resources section of Management's Discussion and Analysis for a complete discussion of how capital improvements at existing facilities integrates into our overall capital allocation.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2016 and 2017, are not indicative of the results to be expected for the year.
GAAP to Non-GAAP Reconciliation
The following discussion and analysis of our financial condition and results of operations is presented below using other than U.S. generally accepted accounting principles (“non-GAAP”) and includes certain non-GAAP financial measures as identified in the reconciliation below. The non-GAAP financial measures disclosed herein do not have standard meaning and may vary from the non-GAAP financial measures used by other companies or how we may calculate those measures in other instances from time to time when discussing the Company's activity on a consolidated basis, or discrete items within the Company's activities. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Also, our “core” financial measures should not be construed as an inference by us that our future results will be unaffected by those items, which are excluded from our “core” financial measures.
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
The adjustments for fiscal 2017 relate to non-recurring costs incurred associated with Phoenix Redevelopment project, accelerated depreciation (predominately associated with the Phoenix Redevelopment project), legal settlement, losses associated with the retirements of certain other long-lived assets related to the Phoenix Redevelopment project, and capitalized interest related to the ONE DAYTONA and Phoenix Redevelopment projects.

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended May 31, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$36,156	$14,258	$21,898	$0.47
Adjustments:
Losses on retirements of long-lived assets	10	4	6	0.00
Gain on sale of Staten Island	(13,631)	(5,262)	(8,369)	(0.18)
Net gain on sale of certain assets	(213)	(82)	(131)	0.00
Non-GAAP	$22,322	$8,918	$13,404	$0.29

	Three Months Ended May 31, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$21,410	$8,183	$13,227	$0.29
Adjustments:
Phoenix Redevelopment project	89	34	55	0.00
Accelerated depreciation	2,040	780	1,260	0.03
Losses on retirements of long-lived assets	283	108	175	0.00
Legal settlement	(980)	(375)	(605)	(0.01)
Capitalized interest	(812)	(310)	(502)	(0.01)
Non-GAAP	$22,030	$8,420	$13,610	$0.30

	Six Months Ended May 31, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$68,297	$26,568	$41,729	$0.90
Adjustments:
DAYTONA Rising project	787	304	483	0.01
Losses on retirements of long-lived assets	930	360	570	0.01
Capitalized interest	(627)	(242)	(385)	(0.01)
Gain on sale of Staten Island	(13,631)	(5,262)	(8,369)	(0.18)
Net gain on sale of certain assets	(277)	(107)	(170)	0.00
Non-GAAP	$55,479	$21,621	$33,858	$0.73

	Six Months Ended May 31, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$55,732	$21,232	$34,500	$0.77
Adjustments:
Phoenix Redevelopment project	247	94	153	0.00
Accelerated depreciation	2,686	1,027	1,659	0.04
Legal settlement	(980)	(375)	(605)	(0.01)
Losses on retirements of long-lived assets	283	108	175	0.00
Capitalized interest	(1,441)	(550)	(891)	(0.02)
Non-GAAP	$56,527	$21,536	$34,991	$0.78

In an effort to enhance the comparability and understandability of certain forward looking financial guidance, such as ONE DAYTONA and the Phoenix Redevelopment project (see "Liquidity and Capital Resources"), we adjust for certain non-recurring items that will be included in our future GAAP reporting to provide information that we believe best represents our expectations for our core business performance. Non-GAAP financial measures, such as EBITDA, which we interpret to be calculated as GAAP operating income, plus depreciation, amortization, impairment/losses on retirements of long-lived assets, other non-GAAP adjustments, and cash distributions from equity investments, are used in our analysis. We have not reconciled the non-GAAP forward-looking measure to its most directly comparable GAAP measure. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors not in our control or not readily predictable, as detailed in the Risk Factors section of the Company's previously publicly filed documents, Forms 10-K and 10-Q, with the SEC, any or all of which can significantly impact our future results. These components, and other factors, could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.
Comparison of the Results for the Three and Six Months Ended May 31, 2017 to the Results for the Three and Six Months Ended May 31, 2016.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2017	May 31, 2016	May 31, 2017
	(Unaudited)
REVENUES:
Admissions, net	18.2%	17.3%	20.1%	19.1%
Motorsports and other event related	72.2	74.0	70.8	72.1
Food, beverage and merchandise	6.1	5.8	6.0	6.0
Other	3.5	2.9	3.1	2.8
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	27.8	29.2	24.0	24.7
Motorsports and other event related	21.5	21.0	19.6	19.4
Food, beverage and merchandise	4.5	4.4	4.5	4.2
Other operating expenses	0.1	0.4	0.1	0.3
General and administrative	16.5	16.5	17.3	17.1
Depreciation and amortization	15.5	17.1	16.5	17.5
Losses on asset retirements	—	0.2	0.3	0.1
Total expenses	85.9	88.8	82.3	83.3
Operating income	14.1	11.2	17.7	16.7
Interest income	0.0	0.2	0.0	0.1
Interest expense	(2.2)	(1.9)	(2.2)	(2.0)
Equity in net income from equity investments	2.5	3.5	2.7	3.0
Other	7.2	0.0	3.9	—
Income before income taxes	21.6	13.0	22.1	17.8
Income taxes	8.5	5.0	8.6	6.8
Net income	13.1%	8.0%	13.5%	11.0%
Comparability of results for the three and six months ended May 31, 2017 to the same periods in fiscal 2016 was impacted by the following:

•	In the first quarter of fiscal 2017, we hosted the Ferrari World Finals at Daytona International Speedway ("Daytona"), for which there was no comparable event in fiscal 2016;

•
In the second quarter of fiscal 2017, the Hollywood Casino at Kansas Speedway recognized a reduction in depreciation expense as a result of certain assets that have been fully depreciated as compared to the same period in the prior year. For the three and six months ended May 31, 2017, our 50.0 share of the reduction in depreciation expense was approximately $1.3 million and $1.5 million, respectively.

•
During the three months ended May 31, 2017, we received a favorable settlement relating to certain facility operations of approximately $1.0 million or $0.01 per diluted share. There was no comparable activity in the same period of the prior year.

•
During the three and six months ended May 31, 2017, we recognized approximately $0.1 million and $0.2 million, or less than $0.01 per diluted share, for both periods respectively, in non-recurring, pre-opening costs that are included in general and administrative expense related to the Phoenix Redevelopment project. During the six months ended May 31, 2016, we recognized approximately $0.8 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to DAYTONA Rising. There were no similar costs incurred for the three months ended May 31, 2016;

•
During the three and six months ended May 31, 2017, we recognized approximately $2.0 million and $2.7 million, or $0.03 per diluted share and $0.04 per diluted share, of accelerated depreciation due to shortening the service lives of certain assets associated with the Phoenix Redevelopment project. There were no similar costs during the three and six months ended May 31, 2016;

•
During the three and six months ended May 31, 2017, we recognized approximately $0.3 million, or less than $0.01 per diluted share, for both periods respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with the Phoenix Redevelopment project. During the six months ended May 31, 2016, we recognized approximately $0.9 million, or $0.01 per diluted share, of similar losses in connection with demolition and/or asset relocation costs in connection with facility capital improvements. There were de minimis costs incurred for the three months ended May 31, 2016;

•
During the three months ended May 31, 2017, we capitalized approximately $0.8 million, or $0.01 per diluted share, of interest, predominately relating to approximately $0.6 million, or $0.01 per diluted share, associated with ONE DAYTONA and approximately $0.2 million, or less than $0.01 per diluted share, of interest associated with the Phoenix Redevelopment project. During the six months ended May 31, 2017, we capitalized approximately $1.4 million, or $0.02 per diluted share, of interest, predominately relating to approximately $1.1 million, or $0.02 per diluted share, associated with ONE DAYTONA and approximately $0.3 million, or less than $0.01 per diluted share, of interest associated with the Phoenix Redevelopment project. During the six months ended May 31, 2016, we capitalized approximately $0.6 million, or $0.01 per diluted share, of interest related to DAYTONA Rising. There were no similar charges in the three months ended May 31, 2016; and

•
In the second quarter of fiscal 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note of our Staten Island property. As a result, we recorded a gain of approximately $13.6 million, or 0.18 per diluted share, comprised of deferred gain, interest, and other consideration paid. The deferred gain of $1.9 million is included in Other operating revenue in our consolidated statement of operations, and the interest, and additional consideration, received is included in Other in our consolidated statement of operations (see "Equity and Other Investments”). There was no comparable transaction in the current year.

Admissions revenue decreased by approximately $1.8 million and $2.3 million, or 5.9 percent and 3.7 percent, during the three and six months ended May 31, 2017, respectively, as compared to the same periods of the prior year.

•
The decrease in the current three month period is substantially due to lower attendance and admissions for NASCAR and other events held during the period. Partially offsetting the decrease in the three month period, by approximately $0.3 million, were non-event admission revenues.

•
The decrease in the six month period is substantially due to the lower attendance and admissions for supporting events held during Daytona Speedweeks and NASCAR and the aforementioned events held in the current three month period. Partially offsetting this decrease were increased admissions revenue for the Daytona 500 and the aforementioned Ferrari World Finals.

Motorsports and other event related revenue increased approximately $1.3 million and $6.1 million, or 1.1 percent and 2.8 percent, during the three and six months ended May 31, 2017, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is substantially due to increases in television broadcast revenue of approximately $3.1 million partially offset by decreases in sponsorship, hospitality, advertising, and other related revenues totaling approximately $1.8 million.

•
The increase in the six month period is substantially due to increases in television broadcast revenue of approximately $5.3 million, increases in sponsorship and hospitality revenues of approximately $1.0 million for Speedweeks events held at Daytona, increases in track rentals of approximately $1.0 million, and sponsorship revenues of approximately

$0.4 million related to the aforementioned Ferrari World Finals. Partially offsetting these increases are decreases in sponsorship, hospitality, advertising, and other related revenues totaling approximately $1.6 million.
Food, beverage and merchandise revenue decreased approximately $0.8 million, or 7.5 percent, during the three months ended May 31, 2017 and increased approximately $0.1 million, or 0.3 percent, during the six months ended May 31, 2017, as compared to the same periods of the prior year.

•
The decrease in the current three months period is predominately due to the aforementioned lower attendance for certain NASCAR events for the period, resulting in decreased concessions sales and merchandise rights fees of approximately $0.6 million, and lower catering revenues of approximately $0.2 million.

•
The slight increase in the six months period is substantially due to increased catering revenues of approximately $0.9 million, predominately from the aforementioned Ferrari World Finals. Partially offsetting the increase were lower concession sales and merchandise rights revenues of approximately $0.8 million.

NASCAR event management ("NEM") fees increased $1.8 million and $2.7 million, or 3.8 percent and 3.6 percent, for the three and six months ended May 31, 2017, respectively, as compared to the same periods of the prior year. The increase in contracted NEM fees during the current three and six month periods includes approximately $0.9 million and $1.5 million, respectively, attributable to the increase in television broadcast rights fees.
Motorsports related expenses decreased approximately $1.3 million and $0.2 million, or 3.7 percent and 0.3 percent, for the three and six months ended May 31, 2017, respectively, as compared to the same periods of the prior year.

•
The decrease in the current three months period is predominately due to reductions in purchased services of certain NASCAR events of approximately $0.7 million. Also contributing to the decrease were reductions in other motorsports related costs of approximately $0.8 million, offset by increases in track rental expense of approximately $0.2 million.

•
The slight decrease in the six month period is predominately due to the aforementioned decreases in the three month period offset by increased costs of approximately $0.9 million related to track rentals, increased purchased services of approximately $0.4 million related to Speedweeks events held at Daytona, and approximately $0.2 million of labor and purchased services related to the aforementioned Ferrari World Finals.

•
Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained consistent for the three and six months ended May 31, 2017 at approximately 23.0 percent and 21.3 percent, as compared to the same periods in the prior year.

Food, beverage and merchandise expense decreased approximately $0.3 million and $0.5 million, or 4.2 percent and 3.9 percent, during the three and six months ended May 31, 2017, respectively, as compared to the same periods of the prior year.

•
The decrease in the current three month period is primarily due to lower concessions and catering expenses related to the aforementioned lower food, beverage and merchandise revenues, for certain NASCAR and other events, in the period.

•
The decrease in the six month period is primarily due to approximately $0.9 million related to efficiencies created in catering and concessions as a result of the DAYTONA Rising project during Speedweeks events held at Daytona, as compared to the same period in the prior year, as well as lower concessions and catering expenses for certain other NASCAR events in the period. Partially offsetting this decrease were increases in catering and concessions of approximately $0.6 million related to the aforementioned Ferrari World Finals.

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 76.1 percent for the three months ended May 31, 2017, compared to 73.5 percent for the same period in the prior year. The reduction in margin for the period is predominately due to lower revenues on higher margin product sales and merchandise rights fees, as compared to the same period in the prior year.

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 71.1 percent for the six months ended May 31, 2017, compared to approximately 74.2 percent for the same period in the prior year. The improvement in margin for the six month period is a result of the aforementioned operating efficiencies and lower cost of sales in concessions and catering as a result of the DAYTONA Rising project during Speedweeks events held at Daytona. Partially offsetting the margin improvement was the aforementioned margin reduction from the three months ended May 31, 2017.

General and administrative expenses decreased approximately $0.4 million and $0.2 million, or 1.3 percent and 0.3 percent, during the three and six months ended May 31, 2017, respectively, as compared to the same periods of the prior year.

•
The decrease in the current three month period is primarily due to reductions in consulting, maintenance and other purchased services of approximately $0.9 million, offset by increases in certain administrative costs of approximately $0.5 million, which include approximately $0.2 million of one-time charges.

•
The decrease in the six month period is primarily due to approximately $0.8 million of costs associated with the opening of the world's first motorsports stadium at Daytona in fiscal 2016, for which there were no comparable costs in the current period. Also contributing to the decrease were reductions in consulting, maintenance and other purchased services of approximately $0.6 million, offset by increases in certain administrative costs of approximately $1.2 million, which include approximately $0.2 million of one-time charges.

General and administrative expenses as a percentage of total revenues remained consistent for the three months ended May 31, 2017 at 16.5 percent, and decreased slightly for the six months ended May 31, 2017, to 17.1 percent from 17.3 percent for the same respective period in the prior year.
Depreciation and amortization expense increased approximately $2.3 million and $3.7 million, or 8.8 percent and 7.3 percent, respectively, during the three and six months ended May 31, 2017, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is primarily due to approximately $2.2 million of accelerated depreciation relating to the new Phoenix Redevelopment project and approximately $0.5 million relating to new assets placed in service associated with ONE DAYTONA and other owned facilities. Partially offsetting the increase is approximately $0.4 million related to assets that have been fully depreciated, or removed from service, as compared to the same respective periods in the prior year.

•
The increase in the six month period is primarily due to approximately $2.8 million of accelerated depreciation relating to the new Phoenix Redevelopment project, approximately $0.6 million relating to full-year impact of assets placed in service in 2016 associated with DAYTONA Rising and approximately $0.9 million relating to new assets placed in service associated with ONE DAYTONA and other owned facilities. Partially offsetting the increase for the six month period, is approximately $0.6 million related to assets that have been fully depreciated, or removed from service, as compared to the same respective periods in the prior year.

Losses on retirements of long-lived assets increased approximately $0.4 million for the three months ended May 31, 2017 and decreased approximately $0.5 million, for the six months ended May 31, 2017, as compared to the same periods of the prior year.

•
The increase in the current three months ended May 31, 2017 is predominately due to demolition costs related to the new Phoenix Redevelopment project, for which there are no comparable costs in the prior year. The decrease in the six month period ending May 31, 2017 relates to fiscal 2016 costs of approximately $0.7 million in connection with capacity management initiatives at Richmond and approximately $0.2 million in connection with other facility capital improvements, partially offset by demolition costs related to the new Phoenix Redevelopment project in fiscal 2017.

Interest income during the three and six months ended May 31, 2017 was comparable to the same period of the prior year.
Interest expense during the three and six months ended May 31, 2017, decreased approximately $0.6 million and $0.5 million, or 16.7 percent and 6.7 percent, respectively, as compared to the same periods of the prior year.

•
The decrease in the three month period is predominately due to higher capitalized interest related to ONE DAYTONA, of approximately $0.5 million, and the Phoenix Redevelopment project of approximately $0.2 million. Partially offsetting the decrease in the three month period was an approximate increase of $0.1 million related to certain other projects where assets were placed in service.

•
The decrease in the six month period is predominately due to higher capitalized interest related to ONE DAYTONA, of approximately $1.1 million, and the Phoenix Redevelopment project, of approximately $0.3 million. Partially offsetting the decrease in the six month period was an approximate increase of $0.6 million related to capitalized interest associated with DAYTONA Rising in fiscal 2016, and approximately $0.3 million related to certain other projects where assets were placed in service.

Equity in net income from equity investments substantially represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”). During the three and six months ended May 31, 2017, equity in net income from equity investments increased approximately $1.6 million and $1.3 million, or 39.1 percent and 15.8 percent, as compared to the same periods of the prior year.

•
The increase in the three month period is predominately a result of the aforementioned decrease in depreciation expense as a result of certain assets that have been fully depreciated as compared to the same period in the prior year.

•
The increase in the six month period is is predominately a result of the aforementioned decrease in depreciation expense as a result of certain assets that have been fully depreciated as compared to the same period in the prior year, partially offset by lower operating profits in the first quarter of fiscal 2017, as compared to same period in the prior year.

Our effective income tax rate was approximately 38.1 percent for the three and six months ended May 31, 2017, as compared to 39.4 percent and 38.9 percent for the same periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and six month period ending May 31, 2017, as compared to the same periods in prior year, reflected a decrease of approximately $8.7 million and $7.2 million, or $0.18 and $0.13 per diluted share, respectively.
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

	November 30, 2016	May 31, 2017
	(Unaudited)
Cash and cash equivalents	$263,727	$312,075
Working capital	217,802	220,329
Total debt	262,820	262,571
At May 31, 2017, our working capital was primarily supported by our cash and cash equivalents totaling approximately $312.1 million, an increase of approximately $48.3 million from November 30, 2016.
Significant cash flow items during the six months ended May 31, 2016 and 2017, respectively, are as follows (in thousands):

	May 31, 2016	May 31, 2017
	(Unaudited)
Net cash provided by operating activities (1)	$183,245	$106,362
Capital expenditures (2)	(81,778)	(40,568)
Distribution from equity investee (3)	10,350	9,850
Proceeds from sale of Staten Island property (4)	66,728	—
Net payments related to long-term debt	(418)	(444)
Reacquisition of previously issued common stock (5)	(26,453)	(17,323)
(1) The decrease in net cash provided by operating activities, during the six months ended May 31, 2017, as compared to the same period in the prior year, is driven primarily by a Federal income tax refund received in February 2016
(2) Capital expenditures are predominately due to DAYTONA Rising and ONE DAYTONA, for fiscal 2016 and 2017 periods, respectively (see "Capital Expenditures")
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
(5) Amounts relate to reacquisition of previously issued common stock (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds")
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2017, we have approximately $296.0 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.

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
We operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021.  This allocation will fund a reinvestment at Phoenix, as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  In 2017 we began the redevelopment of Phoenix (see “Phoenix Redevelopment”) with completion targeted in late 2018, therefore, we expect spending to be somewhat front-loaded.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return of this invested capital in the low-to-mid single digits;

•
In addition to the aforementioned $500.0 million in capital expenditures for existing facilities, we expect we will have an additional $95.0 million of capital expenditures, exclusive of capitalized interest and net of public incentives, related to ONE DAYTONA.  Construction for ONE DAYTONA commenced in fiscal 2016. Approximately $22.0 million of capital expenditures was spent as of November 30, 2016. The remaining approximate $73.0 million of capital expenditures for ONE DAYTONA will be spent in fiscal years 2017 and 2018. We expect the returns of this investment to exceed our weighted average cost of capital.

In April 2017, our Board approved an additional approximate $12.0 million of capital expenditures to further develop the previously purchased Volusia Point in 2011. Volusia Point is our retail property adjacent to ONE DAYTONA and will be re-branded the Shoppes at ONE DAYTONA (see "ONE DAYTONA").
As a result of this additional capital expenditure approval, the total investment in ONE DAYTONA, exclusive of capitalized interest and net of public incentives, will be approximately $107.0 million.

•
Return of capital to shareholders through dividends and share repurchases is a significant pillar of our capital allocation.  In fiscal 2016 we increased our dividend approximately 58.0 percent to $0.41 per share, and in fiscal 2017, we increased our dividend approximately 4.9 percent to $0.43 per share.  We expect dividends to increase in 2018 and beyond, by approximately four to five percent annually.  For the six months ended May 31, 2017, we repurchased 438,328 shares of ISCA on the open market at a weighted average share price of $36.48 for a total of approximately $16.0 million.  At May 31, 2017, we had approximately $190.6 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan.

For fiscal 2017 through 2021 we expect our return of capital program to be approximately $280.0 million, comprised of close to $100.0 million in total annual dividends and the balance being open market repurchase of ISCA shares over the five year period.  At this time we expect this spending to be evenly allocated per year, although we will scale the repurchase program to buy opportunistically.
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
Capital expenditures for projects, including those related to ONE DAYTONA, were approximately $40.6 million for the six months ended May 31, 2017. In comparison, the Company spent approximately $81.8 million on capital expenditures for projects for the same period in fiscal 2016, primarily related to DAYTONA Rising. For fiscal 2017, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $100.0 million and $115.0 million for existing facilities, including the Phoenix Redevelopment project, and an additional $50.0 million to $60.0 million in capital expenditures related to construction for ONE DAYTONA.
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

In March 2015, we announced Legacy Development, a leading national development group, as development consultant for ONE DAYTONA. Intensely focused on innovative destination retail and mixed-use projects, Legacy Development ("Legacy") is working closely with ISC’s development staff on the project. Legacy's development team is a natural fit for the project, having served as the developer for Legends Outlets Kansas City, a mixed-use retail destination across from our Kansas Speedway.
In April 2017, our Board approved an additional approximate $12.0 million of capital expenditures to further develop the previously purchased Volusia Point in 2011. Volusia Point is our retail property adjacent to ONE DAYTONA and will be re-branded the Shoppes at ONE DAYTONA ("the Shoppes"). We expect the improvements to the Shoppes will generate an incremental EBITDA of approximately $1.0 million to the ONE DAYTONA pro-forma through increased square footage and securing tenants for currently vacant spaces (see "GAAP to Non-GAAP Reconciliation" for discussion on Non-GAAP financial forward looking measures).
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
The design for the first phase of ONE DAYTONA has been completed and will be comprised of three components: retail, dining and entertainment (“RD&E”); hotels; and residential.
The RD&E component of phase one will be owned 100.0 percent by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We expect to spend approximately $95.0 million in fiscal 2016 through 2018 on the RD&E component of ONE DAYTONA’s first phase. Other sources of funds will include the public incentives discussed above and land to be contributed to the project. In September 2016, we announced VCC had been selected as general contractor to oversee construction of the RD&E component of phase one including Victory Circle and the parking garage. VCC has an outstanding national reputation for quality and a proven track record leading and managing the development and construction of some of the country’s most engaging mixed-use developments.
Bass Pro Shops®, America’s most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, are anchor tenants of ONE DAYTONA. Lease agreements have also been executed with other tenants including P.F. Chang’s, Hy’s Toggery, Kilwins Confections, Guitar Center, Tervis, IT’SUGAR, Jeremiah’s Italian Ice, Venetian Nail Spa, Sunglass World, Oklahoma Joe’s BBQ, Rock Bottom Restaurant & Brewery, MidiCi: The Neapolitan Pizza Company, Lindbergh, Designers Market, GameTime, Claire de Lune, Kasa Living, BUILT Custom Burgers, Sprint, Ben & Jerry’s and Pink Narcissus. Leasing remains strong and we are exceeding our leasing goals for the project.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 145-room full service Autograph Collection hotel at ONE DAYTONA that will be known as The DAYTONA as well as a 105-room select-service Fairfield Inn & Suites by Marriott. Both are currently under construction. As part of the partnership agreement, our portion of equity will be limited to our land contribution and we will share proportionately in the profits from the joint venture.
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
Cobb Daytona Luxury Theatres opened in December 2016, Bass Pro Shops opened in February 2017, and the Fairfield Inn & Suites is planning an opening later in fiscal 2017. We are targeting substantial completion of phase one in late fiscal 2017. At stabilization we expect this first phase of ONE DAYTONA and the Shoppes to deliver a combined incremental annual revenue and EBITDA of approximately $13.0 million and approximately $10.0 million, respectively, and deliver an unlevered return above our weighted average cost of capital (see "GAAP to Non-GAAP Reconciliation" for discussion on Non-GAAP financial forward looking measures). We expect to add leverage to ONE DAYTONA’s phase one post-stabilization.
Total capital expenditures for ONE DAYTONA and the Shoppes, excluding capitalized interest and net of public incentives, are expected to be approximately $107.0 million. From inception, through May 31, 2017, capital expenditures totaled approximately $48.4 million, exclusive of capitalized interest and labor. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we expect to secure financing for the project upon stabilization. However, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. Through May 31, 2017, we recorded approximately $2.7 million of capitalized interest related to ONE DAYTONA, since inception, and expect approximately $4.0 million to $4.5 million to be recorded by completion of construction.
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
Construction commenced in early fiscal 2017 and is expected to be completed in fall of fiscal 2018. Based on our current plans for Phoenix, we have identified existing assets that are expected to be impacted by the redevelopment and will require accelerated depreciation, or losses on asset retirements, totaling approximately $4.7 million in non-cash charges over the approximate 22-month project time span. Through May 31, 2017, we recorded approximately $2.7 million of accelerated depreciation associated with the project.
For fiscal 2017, we expect capital expenditures related to the redevelopment of Phoenix to total approximately $75.0 million to $80.0 million and capitalized interest of approximately $2.2 million. From inception, through May 31, 2017, we have incurred capital expenditures related to the redevelopment of Phoenix, exclusive of capitalized interest and labor, of approximately $20.2 million. Despite the Company not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that the Company capitalize a portion of the interest on existing outstanding debt during the construction period.  We estimate that we will record approximately $7.5 million to $8.0 million of capitalized interest from fiscal 2017 through fiscal 2018. Through May 31, 2017, we recorded approximately $0.3 million of capitalized interest related to the redevelopment of Phoenix.
Upon completion, the redevelopment is expected to provide a full fiscal year incremental lift in Phoenix's EBITDA of approximately $8.5 million to $9.0 million (see "GAAP to Non-GAAP Reconciliation" for discussion on Non-GAAP financial forward looking measures). We anticipate recognizing revenue and expense associated with the project, as a result of assets placed in service and/or benefits provided to partners, beginning late fiscal 2017. We expect the full fiscal year incremental financial lift in fiscal 2019 and sustained thereafter.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2016. During the six months ended May 31, 2017, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2017.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
March 1, 2017— March 31, 2017
Repurchase program (1)	135,174	$36.40	135,174	$198,668
April 1, 2017 — April 30, 2017
Repurchase program (1)	48,184	37.68	48,184	$196,851
May 1, 2017 — May 31, 2017
Repurchase program (1)	174,070	$35.82	174,070	$190,612
Employee transactions (2)	35,871	$37.10
	393,299		357,428

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

Since inception of the Plan through May 31, 2017, we have purchased 9,160,401 shares of our Class A common shares, for a total of approximately $339.4 million. We purchased 438,328 shares of our Class A common shares during the six month period ended May 31, 2017, at an average cost of approximately $36.48 per share (including commissions), for a total of approximately $16.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2017, we had approximately $190.6 million remaining repurchase authority under the current Stock Purchase Plan.
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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	July 3, 2017	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer