Form 10-Q
period 2017-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2017-10-10
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2017
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	24,455,713 shares	As of August 31, 2017
Class B Common Stock	19,733,394 shares	As of August 31, 2017

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED August 31, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2016	August 31, 2017
		(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$263,727	$268,882
Receivables, less allowance of $1,000 in 2016 and 2017, respectively	35,445	45,234
Income taxes receivable	189	3,437
Prepaid expenses and other current assets	13,759	23,826
Total Current Assets	313,120	341,379
Property and Equipment, net of accumulated depreciation of $934,156 and $1,012,657, respectively	1,455,506	1,460,820
Other Assets:
Equity investments	92,392	87,510
Intangible assets, net	178,629	178,637
Goodwill	118,791	118,791
Other	14,222	16,593
	404,034	401,531
Total Assets	$2,172,660	$2,203,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,404	$3,528
Accounts payable	29,770	34,941
Deferred income	39,416	84,162
Other current liabilities	22,728	19,029
Total Current Liabilities	95,318	141,660

Long-Term Debt	259,416	258,914
Deferred Income Taxes	409,585	408,384
Long-Term Deferred Income	5,988	8,705
Other Long-Term Liabilities	1,993	2,593
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 24,922,561 and 24,087,488 issued and outstanding in 2016 and 2017, respectively	249	241
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,767,280 and 19,733,394 issued and outstanding in 2016 and 2017, respectively	197	197
Additional paid-in capital	437,292	429,892
Retained earnings	965,281	955,302
Accumulated other comprehensive loss	(2,659)	(2,158)
Total Shareholders’ Equity	1,400,360	1,383,474
Total Liabilities and Shareholders’ Equity	$2,172,660	$2,203,730
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2016	August 31, 2017
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$22,835	$22,767
Motorsports and other event related	90,245	94,027
Food, beverage and merchandise	10,845	11,118
Other	5,061	4,028
	128,986	131,940
EXPENSES:
Direct:
NASCAR event management fees	31,330	32,528
Motorsports and other event related	31,973	32,225
Food, beverage and merchandise	8,553	9,109
Other operating expenses	121	293
General and administrative	27,100	27,694
Depreciation and amortization	25,996	27,813
Losses on asset retirements	176	127
	125,249	129,789
Operating income	3,737	2,151
Interest income	71	331
Interest expense	(3,625)	(2,832)
Equity in net income from equity investments	3,346	4,645
Other	—	330
Income before income taxes	3,529	4,625
Income taxes	1,356	4,360
Net income	$2,173	$265

Earnings per share:
Basic and diluted	$0.05	$0.01

Basic weighted average shares outstanding	45,720,814	44,482,281

Diluted weighted average shares outstanding	45,734,854	44,491,278

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2016	August 31, 2017
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$85,163	$82,764
Motorsports and other event related	309,970	319,861
Food, beverage and merchandise	29,450	29,777
Other	14,594	12,767
	439,177	445,169
EXPENSES:
Direct:
NASCAR event management fees	105,894	109,774
Motorsports and other event related	92,920	93,008
Food, beverage and merchandise	22,358	22,378
Other operating expenses	374	1,151
General and administrative	80,915	81,350
Depreciation and amortization	77,028	82,583
Losses on asset retirements	1,106	531
	380,595	390,775
Operating income	58,582	54,394
Interest income	157	699
Interest expense	(10,398)	(9,151)
Equity in net income from equity investments	11,485	14,071
Other	12,000	344
Income before income taxes	71,826	60,357
Income taxes	27,924	25,592
Net income	$43,902	$34,765

Dividends per share	$0.41	$0.43
Earnings per share:
Basic and diluted	$0.95	$0.78

Basic weighted average shares outstanding	46,189,413	44,799,734

Diluted weighted average shares outstanding	46,203,963	44,812,102
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	August 31, 2016	August 31, 2017
	(Unaudited)
	(In Thousands)
Net income	$2,173	$265
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $104 and $103, respectively	166	167
Comprehensive income	$2,339	$432

	Nine Months Ended
	August 31, 2016	August 31, 2017
	(Unaudited)
	(In Thousands)
Net income	$43,902	$34,765
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $313 and $310, respectively	498	501
Comprehensive income	$44,400	$35,266

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2016	$249	$197	$437,292	$965,281	$(2,659)	$1,400,360
Activity 12/1/16 — 8/31/17:
Net income	—	—	—	34,765	—	34,765
Comprehensive income	—	—	—	—	501	501
Cash dividend ($0.43 per share)	—	—	—	(19,241)	—	(19,241)
Exercise of stock options	—	—	528	—	—	528
Reacquisition of previously issued common stock	(10)	—	(9,507)	(25,503)	—	(35,020)
Other	2	—	(929)	—	—	(927)
Stock-based compensation	—	—	2,508	—	—	2,508
Balance at August 31, 2017	$241	$197	$429,892	$955,302	$(2,158)	$1,383,474
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2016	August 31, 2017
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$43,902	$34,765
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Staten Island property	(13,631)	—
Depreciation and amortization	77,028	82,583
Stock-based compensation	2,391	2,508
Amortization of financing costs	1,328	1,263
Interest and other consideration received on Staten Island note receivable	1,162	—
Deferred income taxes	60,005	(1,511)
Income from equity investments	(11,485)	(14,071)
Distribution from equity investee	12,347	14,936
Loss on retirements of long-lived assets, non-cash	892	531
Other, net	(225)	(211)
Changes in operating assets and liabilities:
Receivables, net	(734)	(9,789)
Prepaid expenses and other assets	(19,054)	(12,484)
Accounts payable and other liabilities	555	(8,792)
Deferred income	45,086	47,463
Income taxes	(945)	(2,846)
Net cash provided by operating activities	198,622	134,345
INVESTING ACTIVITIES
Capital expenditures	(110,234)	(77,559)
Distribution from equity investee	6,653	4,164
Equity investments and advances to affiliate	(130)	(147)
Proceeds from sale of Staten Island property	66,728	—
Proceeds from sale of assets	472	344
Other, net	(6)	(13)
Net cash used in investing activities	(36,517)	(73,211)
FINANCING ACTIVITIES
Payment of long-term debt	(631)	(672)
Deferred financing fees	—	(244)
Exercise of Class A common stock options	136	528
Cash dividend paid	(18,859)	(19,241)
Reacquisition of previously issued common stock	(37,970)	(36,350)
Net cash used in financing activities	(57,324)	(55,979)
Net increase in cash and cash equivalents	104,781	5,155
Cash and cash equivalents at beginning of period	160,548	263,727
Cash and cash equivalents at end of period	$265,329	$268,882
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2017
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2016 and 2017, respectively, are not indicative of the results to be expected for the year.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31, 2016 and 2017, respectively (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2017	August 31, 2016	August 31, 2017
Numerator:
Net income	$2,173	$265	$43,902	$34,765
Denominator:
Weighted average shares outstanding	45,720,814	44,482,281	46,189,413	44,799,734
Effect of dilutive securities	14,040	8,997	14,550	12,368
Diluted weighted average shares outstanding	45,734,854	44,491,278	46,203,963	44,812,102

Basic and diluted earnings per share	$0.05	$0.01	$0.95	$0.78

Anti-dilutive shares excluded in the computation of diluted earnings per share	75,068	42,486	85,591	58,084
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
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of August 31, 2016 and 2017, respectively. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $3.3 million and $4.6 million for the three months ended August 31, 2016 and 2017, respectively, and approximately $11.5 million and $14.1 million for the nine months ended August 31, 2016 and 2017, respectively, and is included in Equity in net income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the nine months ended August 31, 2016 and 2017, totaling approximately $19.0 million and $19.1 million, respectively, consist of approximately $12.3 million and $14.9 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on the Company's consolidated statement of cash flows. The remaining approximately $6.7 million and $4.2 million received, for the nine months ended August 31, 2016 and 2017, respectively, was recognized as a return of capital from investing activities on the Company's consolidated statement of cash flows.
Fairfield Inn Hotel at ONE DAYTONA
Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in late 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 33.25 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in the Fairfield as an equity investment in its consolidated financial statements as of August 31, 2017. The Company's 33.25 percent portion of the Fairfield’s net loss, from inception, through August 31, 2017 primarily consists of de minimis administrative costs that are included in net income from equity investments in the Company's consolidated statements of operations. There were similar de minimis administrative costs included in the Company's consolidated statements of operations for the three months ended August 31, 2016.
Autograph Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("Autograph"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate an Autograph hotel. The hotel will be situated within the ONE DAYTONA development. In June 2017, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in late 2018. DHG is the managing member of the Autograph and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in the Autograph as an equity investment in its consolidated financial statements as of August 31, 2017. The Company's 34.0 percent portion of the Autograph’s net loss, from inception, through August 31, 2017 primarily consists of de minimis administrative costs that are included in net income from equity investments in the Company's consolidated statements of operations. There were no operations included in the Company's consolidated statements of operations in the same period of fiscal 2016.
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

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	97	23
Total amortized intangible assets	120	97	23
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,726	$97	$178,629

	August 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	98	22
Total amortized intangible assets	120	98	22
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	802	—	802
Total non-amortized intangible assets	178,615	—	178,615
Total intangible assets	$178,735	$98	$178,637
The following table presents current and expected amortization expense of the existing intangible assets for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2017	$2
Remaining estimated amortization expense for the year ending November 30:
2017	$0
2018	2
2019	2
2020	2
2021 and thereafter	16
There were no changes in the carrying value of goodwill during the three and nine months ended August 31, 2017.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2016		August 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(210)	$65,000	$(172)
3.95 percent Senior Notes	100,000	(328)	100,000	(296)
6.25 percent Term Loan	47,878	—	47,206	—
TIF bond debt service funding commitment	52,145	(1,665)	52,188	(1,484)
Revolving Credit Facility	—	—	—	—
	265,023	(2,203)	264,394	(1,952)
Less: current portion	3,738	(334)	3,781	(253)
	$261,285	$(1,869)	$260,613	$(1,699)
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2017, the Company was in compliance with its various restrictive covenants. At August 31, 2017, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2017, the Company was in compliance with its various restrictive covenants. At August 31, 2017, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At August 31, 2017, the outstanding principal on the 6.25 percent Term Loan was approximately $47.2 million.
At August 31, 2017, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $52.2 million, net of the unamortized discount, which is comprised of a $2.8 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
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

The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. In August 2017, the Company entered into the first, of its two available, 1-year extension options. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of August 31, 2017, the Company was in compliance with its various restrictive covenants. At August 31, 2017, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $1.3 million, have been deferred and are included in other assets as of August 31, 2017.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
Total interest expense incurred by the Company for the three and nine months ended August 31, 2016 and 2017, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2017	August 31, 2016	August 31, 2017
Interest expense	$4,015	$3,904	$12,052	$11,792
Less: capitalized interest	390	1,072	1,654	2,641
Net interest expense	$3,625	$2,832	$10,398	$9,151
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
At August 31, 2017, the Company had money market funds totaling approximately $180.5 million which are included in cash and cash equivalents in its consolidated balance sheet. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $278.2 million compared to the carrying amount of approximately $265.0 million and approximately $276.9 million compared to the carrying amount of approximately $264.4 million at November 30, 2016 and August 31, 2017, respectively.
The Company had no financial instruments that used level 3 inputs as of August 31, 2017.
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

Since inception of the Plan through August 31, 2017, the Company has purchased 9,701,401 shares of its Class A common shares, for a total of approximately $358.4 million. The Company purchased 979,328 shares of its Class A common shares during the nine months ended August 31, 2017, at an average cost of approximately $35.76 per share (including commissions), for a total of approximately $35.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2017, the Company had approximately $171.6 million remaining repurchase authority under the current Stock Purchase Plan.

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
In July 2017, the Company awarded and issued a total of 7,281 restricted shares of the Company’s Class A common shares to certain non-employee directors, under the 2017 Plan. The shares of restricted stock awarded in July 2017, vest at the rate of 100.0 percent on the one year anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $37.10 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing this stock-based compensation on these restricted shares awarded on the straight-line method over the requisite service period.
10. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2016	August 31, 2017
Terminated interest rate swap, net of tax benefit of $1,758 and $1,448, respectively	$(2,659)	$(2,158)
11. Income Taxes
The Company's effective income tax rate was approximately 94.3 percent and 42.4 percent for the three and nine months ended August 31, 2017, respectively, and approximately 38.4 percent and 38.9 percent for the three and nine months ended August 31, 2016, respectively.
The increase in the effective income tax rate for three and nine months ended August 31, 2017, as compared to the same periods in the prior year, are substantially due to the Company impairing a deferred tax asset of approximately $2.1 million, resulting in a charge to income tax expense. To a lesser extent, changes in certain state tax rates also increased the effective income tax rate for the three and nine months ended August 31, 2017, as compared to the same periods in the prior year.
During the third fiscal quarter of 2017, the Company determined its stock investment in Motorsports Authentics, Inc. (“MA”) had become worthless under the U.S. federal income tax rules relating to worthless securities. Although the Company had previously reduced its carrying value of the investment to $0 in fiscal 2009, operations continued through the third fiscal quarter of 2017. On August 31, 2017, management and the board of MA decided to cease operations and liquidate MA. In the third quarter of fiscal 2017, the Company recorded a deferred tax asset of $48.3 million representing the tax basis in the shares of MA that was not previously required to be recorded in the deferred assets, as it represents the outside basis difference in the shares of a subsidiary not previously held for sale. The Company has no prior capital gains against which a capital loss could be applied and does not anticipate recording any future capital gains. As a result, the Company recorded a full valuation allowance offsetting the $48.3 million deferred tax asset. The Company has not, however, completed its analysis to determine whether the loss qualifies as a loss from a non-capital asset for federal income tax purposes.

The Company expects to complete its analysis of whether the loss is a loss from a non-capital asset, or a capital loss, for federal income tax purposes during its fourth fiscal quarter of 2017, which could result in the recognition of the full tax benefit if it is determined the loss is from a non-capital asset.
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
NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 74.0 percent of the combined voting power of the outstanding stock of the Company, as of August 31, 2017, and some members of which serve as directors and officers of the Company.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $56.8 million and $59.1 million for the three months ended August 31, 2016 and 2017, respectively, and approximately $205.1 million and $213.0 million for the nine months ended August 31, 2016 and 2017, respectively. The Company recorded prize money of approximately $15.8 million and $16.4 million for the three months ended August 31, 2016 and 2017, respectively, and approximately $56.8 million and $58.8 million for the nine months ended August 31, 2016 and 2017, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted as well as fees paid to NASCAR for sanctioning and officiating of the events. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $31.3 million and $32.5 million for the three months ended August 31, 2016 and 2017, respectively and approximately $105.9 million and $109.8 million for the nine months ended August 31, 2016 and 2017, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. Kansas Speedway Corporation ("KSC"), wholly-owned subsidiary of the Company, has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2017, the Unified Government had approximately $0.7 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.

In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $8.4 million at August 31, 2017. At August 31, 2017, there were no amounts drawn on the standby letters of credit.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2016 and 2017, respectively (in thousands):

	Three Months Ended August 31, 2016
	Motorsports Event	All Other	Total
Revenues	$118,531	$10,863	$129,394
Depreciation and amortization	24,918	1,078	25,996
Operating income (loss)	2,939	798	3,737
Capital expenditures	18,844	9,612	28,456
Total assets	1,672,589	511,965	2,184,554
Equity investments	—	95,864	95,864
	Three Months Ended August 31, 2017
	Motorsports Event	All Other	Total
Revenues	$120,137	$12,169	$132,306
Depreciation and amortization	26,595	1,218	27,813
Operating income (loss)	748	1,403	2,151
Capital expenditures	21,745	15,246	36,991
Total assets	1,645,465	558,265	2,203,730
Equity investments	—	87,510	87,510
	Nine Months Ended August 31, 2016
	Motorsports Event	All Other	Total
Revenues	$415,707	$24,794	$440,501
Depreciation and amortization	73,750	3,278	77,028
Operating income (loss)	57,748	834	58,582
Capital expenditures	89,678	20,556	110,234
	Nine Months Ended August 31, 2017
	Motorsports Event	All Other	Total
Revenues	$421,792	$24,621	$446,413
Depreciation and amortization	78,966	3,617	82,583
Operating income (loss)	55,520	(1,126)	54,394
Capital expenditures	37,985	39,574	77,559
Intersegment revenues were approximately $0.4 million and $0.4 million for the three months ended August 31, 2016 and August 31, 2017, respectively and approximately $1.3 million and $1.2 million for the nine months ended August 31, 2016 and August 31, 2017, respectively.
During the three and nine months ended August 31, 2017, the Company recognized approximately $0.1 million and $0.3 million, respectively of costs related to The Phoenix Raceway project (see "Future Liquidity - The Phoenix Raceway Project"). These costs were included in the Motorsports Event segment. During the nine months ended August 31, 2016, the Company recognized approximately $0.8 million in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. There were no similar costs incurred in the three months ended August 31, 2016. These costs were included in the Motorsports Event segment.
During the three and nine months ended August 31, 2017, the Company recognized approximately $2.1 million and $4.7 million, respectively, of accelerated depreciation, due to the shortening the service lives of certain assets, associated with The Phoenix Raceway Project and the Richmond Reimagined project. During the three and nine months ended August 31, 2016, the Company did not recognize any accelerated depreciation.
During the three and nine months ended August 31, 2017, the Company recognized $0.1 million and $0.3 million, respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with The Phoenix Raceway project. During the nine months ended August 31, 2016, the Company recognized approximately $1.1 million, of similar losses in connection with demolition and/or asset relocation costs in connection with facility capital improvements. For the three months ended August 31, 2016, the Company incurred de minimis similar costs.

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
During the nine months ended August 31, 2016, we recorded before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities totaling approximately

$1.1 million. During the nine months ended August 31, 2017, we recorded approximately $0.5 million amount of similar charges.
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
As of August 31, 2017, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 79.8 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $87.5 million at August 31, 2017.
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
We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of August 31, 2016 and 2017. Our 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes and the joint venture is a disregarded entity for income tax purposes, was approximately $11.5 million and $14.1 million for the nine months ended August 31, 2016 and 2017, respectively, and is included in income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the nine months ended August 31, 2016 and 2017, totaling approximately $19.0 million and $19.1 million, respectively, consist of approximately $12.3 million and $14.9 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on our consolidated statement of cash flows. The remaining approximately $6.7 million and $4.2 million received, for the nine months ended August 31, 2016 and 2017, respectively, was recognized as a return of capital from investing activities on our consolidated statement of cash flows.
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
As per the partnership agreement, our 33.25 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in the Fairfield as an equity investment in our consolidated financial statements as of August 31, 2017. Our 33.25 percent portion of the Fairfield’s net loss, from inception, through August 31, 2017 primarily consist of de minimis administrative costs that are included in equity in net income from equity investments in our consolidated statements of operations. There were similar de minimis administrative costs included in our consolidated statements of operations for the three months ended August 31, 2016.
Autograph Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("Autograph"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate an Autograph hotel. The hotel will be situated within the ONE DAYTONA development. In June 2017, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in late 2018. DHG is the managing member of the Autograph and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity will be limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. We have accounted for the joint venture in the Autograph as an equity investment in its consolidated financial statements as of August 31, 2017. Our 34.0 percent portion of the Autograph’s net loss, from inception, through August 31, 2017 primarily consists of de minimis administrative costs that are included in net income from equity investments in our consolidated statements of operations. There were no operations included in our consolidated statements of operations in the same period of fiscal 2016.
As part of the ONE DAYTONA project, we have entered into an additional joint venture related to a residential component of the ONE DAYTONA project (see "Liquidity and Capital Resources - ONE DAYTONA"), which is structured similarly to the Fairfield and Autograph joint ventures, where our share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. As of August 31, 2017, no contributions have been made towards the residential component of the ONE DAYTONA project.
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
Income Taxes
Our effective income tax rate was approximately 94.3 percent and 42.4 percent for the three and nine months ended August 31, 2017, respectively, and approximately 38.4 percent and 38.9 percent for the three and nine months ended August 31, 2016, respectively.
The increase in the effective income tax rate for three and nine months ended August 31, 2017, as compared to the same periods in the prior year, are substantially due to us impairing a deferred tax asset of approximately $2.1 million, resulting in a non-recurring, non-cash charge to income tax expense. To a lesser extent, changes in certain state tax rates also increased the effective income tax rate for the three and nine months ended August 31, 2017, as compared to the same periods in the prior year.
During the third fiscal quarter of 2017, we determined our stock investment in Motorsports Authentics, Inc. (“MA”) had become worthless under the U.S. federal income tax rules relating to worthless securities. Although we had previously reduced its carrying value of the investment to $0 in fiscal 2009, operations continued through the third fiscal quarter of 2017. On August 31, 2017, management and the board of MA decided to cease operations and liquidate MA. In the third quarter of fiscal 2017, we recorded a deferred tax asset of $48.3 million representing the tax basis in the shares of MA that was not previously required to be recorded in the deferred assets, as it represents the outside basis difference in the shares of a subsidiary not previously held for sale. We have no prior capital gains against which a capital loss could be applied and do not anticipate recording any future capital gains. As a result, we recorded a full valuation allowance offsetting the $48.3 million deferred tax asset. We have not, however, completed our analysis to determine whether the loss qualifies as a loss from a non-capital asset for federal income tax purposes.
We expect to complete our analysis of whether the loss is a loss from a non-capital asset, or a capital loss, for federal income tax purposes during our fourth fiscal quarter of 2017, which could result in the recognition of the full tax benefit if it is determined the loss is from a non-capital asset.

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

In January 2014 NASCAR announced a new championship format that puts greater emphasis on winning races throughout the season and expands the current Playoff field to 16 drivers. For fiscal 2016, the Playoff format was expanded to both Xfinity and Camping World Truck series events, qualifying 12 drivers and 8 drivers, respectively. The Playoff implements a round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race, all of which is exactly what fans want.
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
In early 2017, we announced, as part of our strategic plan and capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), that the ISC Board of Directors approved a project to redevelop the grandstands and infield for Phoenix Raceway now entitled The Phoenix Raceway Project Powered by DC Solar ("The Phoenix Raceway Project"). The project's cost is estimated to be approximately $178.0 million and addresses critical facility maintenance, enhances the fan experience, provides valuable marketing assets for new sponsorship opportunities, and creates updated infield amenities including a new 'FanZone' where fans can view firsthand drivers and crews setting up their cars before the race. Phoenix is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup series weekends, including the second to the last Monster Energy NASCAR Cup Series event in the Playoffs, and a fan-favorite, unique racetrack configuration in the twelfth major media market. Phoenix exists in an attractive, but competitive, marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience and provide a sustainable financial return.
Admissions
Creating excess demand for live event attendance while focusing on providing the optimal supply of high-quality seating inventory is an important aspect of our operating strategy. By effectively managing both ticket prices and seating capacity, we have historically stimulated greater ticket renewals and driven advance ticket sales.
Driving advance ticket sales provides us many benefits such as earlier cash inflow and reducing the potential negative impact of actual or forecasted inclement weather. When evaluating ticketing initiatives, we first examine our ticket pricing structure for each segmented seating area and/or offering within our major motorsports entertainment facilities to ensure prices are on target with market demand. When determined necessary, we adjust ticket pricing. We believe our ticket pricing philosophy appropriately factors current demand and provides attractive price points for all income levels and desired fan experiences.
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

To provide our guests with the best fan experience possible, we have improved fan amenities such as wider seating, increased access to social zones which promote greater fan interaction/engagement, and adjusted sight lines for better viewing. Based on our experience, and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal experience for the fans. Enhancing the live event experience to differentiate it from the at-home television viewing experience, is a critical strategy for our future growth. Other benefits derived from capacity management include:

•	improved pricing power for our events;

•	enticing more customers to renew or purchase tickets earlier in the sales cycle;

•	increasing customer retention;

•	driving greater attendance to our lead-in events, such as NASCAR's Xfinity and Camping World Truck series events;

•	ability to re-purpose and monetize certain areas of the facility to its highest and best use;

•	generating stronger interest from corporate sponsors; and

•	creating a more visually compelling event for the television audience.
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
As of September 2017, for remaining events, we have open entitlements for only one Monster Energy NASCAR Cup series event and one NASCAR Xfinity series event. For fiscal 2017, we have agreements in place for approximately 99.0 percent of our gross marketing partnership revenue target. This is compared to fiscal 2016 at this time when we had approximately 100.0 percent of our gross marketing partnership revenue target sold and had one Monster Energy NASCAR Cup entitlement open . With a majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2017.
We continue to be pleased with corporate sales organic growth and sales driven by strong corporate demand from DAYTONA Rising, which opened in fiscal 2016, and The Phoenix Raceway Project Powered by DC Solar, which fully opens in the fourth quarter of 2018. For DAYTONA Rising, we secured five long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, Sunoco, and Axalta, all of which meet or exceed ten year relationships. In Phoenix, we secured two long-term partnerships with DC Solar and ISM Connect, with DC Solar sponsoring the project construction phase named The Phoenix

Raceway Project Powered by DC Solar and ISM becoming the Raceway's naming rights partner. The Raceway will be called ISM Raceway beginning 2018 (see "Liquidity and Capital Resources - The Phoenix Raceway Project.") The longer deal terms provide solid long-term contracted income visibility and allows our sales team to focus on incremental revenue generation and allows our partners more time to benefit from sponsor activation.
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
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 84 million television households. In addition to NASCAR, Fox Sports 1 has deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer, United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast television to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In 2016, Fox Sports 1 broadcast seven live Monster Energy NASCAR Cup events and eleven NASCAR Xfinity events.  NASCAR events and content are consistently among the highest rated programming on Fox Sports 1.
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
Through the first twenty-eight NASCAR Monster Energy Series Cup events of the 2017 season, and excluding events impacted by rain in 2016 and/or 2017, year to date television viewership is down approximately ten percent. For twenty-two out of these twenty-eight events, Monster Energy NASCAR Cup was the number one or two sport of that weekend on television averaging over 4.5 million viewers per week.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $204.3 million and $211.7 million for the nine months ended August 31, 2016 and 2017, respectively. Operating income generated by these media rights were approximately $149.4 million and $155.3 million for the nine months ended August 31, 2016 and 2017, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of Monster Energy NASCAR Cup, Xfinity and Camping World Truck series sanction agreements. NASCAR event management fees ("NEM" or “NASCAR direct expenses”) are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our Monster Energy NASCAR Cup, Xfinity and Camping World Truck series events, as part of NEM fees (See “Critical Accounting Policies and Estimates - Revenue Recognition”). The NEM fees are contracted from 2016 through 2020 under the five-year sanction agreements (see Sanctioning Bodies) and paid to NASCAR to contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.

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
Through twenty-eight NASCAR Monster Energy Series Cup events of the 2017 season, NASCAR Digital Platforms (NASCAR.com, NASCAR Mobile web and NASCAR Mobile applications) continue delivering strong growth with an average of 1.7 million race day visits, representing an almost 25% increase versus the same number of events in 2016. Additionally, NASCAR’s social content also with strong double-digit growth versus prior year has generated an average of approximately 23 million race day impressions each event for the 2017 season to date. The strong growth in digital and social channels illustrates the changing way fans consume content and is evidence of the continued interest and engagement by NASCAR's audience.
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
In October 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of the Company’s inventory of Monster Energy NASCAR Cup, Xfinity and Camping World Truck Series events. In fiscal 2017, we will conduct 21 Monster Energy NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each Sanction Agreement is for a term of five years. Other than the term, the Sanction Agreements are substantially similar to those entered into in previous years. The Sanction Agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The Sanction Agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the Sanction Agreements. NASCAR and NEM are controlled by members of the France Family Group which controls approximately 74.0 percent of the combined voting power of the outstanding stock of the Company, as of August 31, 2017, and some members of which serve as directors and officers of International Speedway Corporation. The Company strives to ensure, and management believes that, the terms of the Sanction Agreements are reasonable. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.

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
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from the Daytona International Speedway. In fiscal 2016, we commenced vertical construction on portions of the property and continue our site work for additional vertical construction. We are targeting phase one substantial completion in early fiscal 2018 (see “Liquidity and Capital Resources - ONE DAYTONA”).
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended August 31, 2016 and 2017, are not indicative of the results to be expected for the year.
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
The adjustments for fiscal 2016 relate to non-recurring, pre-opening costs incurred associated with DAYTONA Rising, legal settlement, losses associated with the retirements of certain other long-lived assets related to capacity management initiatives (related to the removal of grandstands at Richmond) and items in connection with DAYTONA Rising, capitalized interest related to the DAYTONA Rising and ONE DAYTONA projects, the net gain on sale of certain assets (predominately associated with the sale of trailers in association with the transition of merchandise operations), and gain on sale of Staten Island property.
The adjustments for fiscal 2017 relate to non-recurring costs incurred associated with The Phoenix Raceway Project, accelerated depreciation (predominately associated with The Phoenix Raceway Project and other capital improvements including the infield project at Richmond), legal settlement, losses associated with the retirements of certain other long-lived assets related to The Phoenix Raceway Project, capitalized interest related to ONE DAYTONA and The Phoenix Raceway Project, and net gain on sale of certain assets.

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended August 31, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$3,529	$1,356	$2,173	$0.05
Adjustments:
Losses on retirements of long-lived assets	176	68	108	0.00
Capitalized interest	(360)	(139)	(221)	—
Legal settlement	(1,084)	(418)	(666)	(0.02)
Non-GAAP	$2,261	$867	$1,394	$0.03

	Three Months Ended August 31, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$4,625	$4,360	$265	$0.01
Adjustments:
The Phoenix Raceway Project	57	22	35	0.00
Accelerated depreciation	2,055	785	1,270	0.03
Losses on retirements of long-lived assets	66	25	41	0.00
Capitalized interest	(1,047)	(400)	(647)	(0.02)
Impairment of deferred tax asset	—	(2,113)	2,113	0.04
Net gain on sale of certain assets	(330)	(126)	(204)	0.00
Non-GAAP	$5,426	$2,553	$2,873	$0.06

	Nine Months Ended August 31, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$71,826	$27,924	$43,902	$0.95
Adjustments:
DAYTONA Rising project	787	304	483	0.01
Legal settlement	(1,084)	(418)	(666)	(0.02)
Losses on retirements of long-lived assets	1,106	429	677	0.01
Capitalized interest	(987)	(381)	(606)	(0.01)
Gain on sale of Staten Island	(13,631)	(5,262)	(8,369)	(0.18)
Net gain on sale of certain assets	(277)	(107)	(170)	0.00
Non-GAAP	$57,740	$22,489	$35,251	$0.76

	Nine Months Ended August 31, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$60,357	$25,592	$34,765	$0.78
Adjustments:
The Phoenix Raceway Project	304	116	188	0.00
Accelerated depreciation	4,741	1,813	2,928	0.07
Legal settlement	(980)	(375)	(605)	(0.01)
Losses on retirements of long-lived assets	349	133	216	0.00
Capitalized interest	(2,488)	(951)	(1,537)	(0.03)
Impairment of deferred tax asset	—	(2,113)	2,113	0.04
Net gain on sale of certain assets	(330)	(126)	(204)	0.00
Non-GAAP	$61,953	$24,089	$37,864	$0.85

In an effort to enhance the comparability and understandability of certain forward looking financial guidance, such as ONE DAYTONA and The Phoenix Raceway Project (see "Liquidity and Capital Resources"), we adjust for certain non-recurring items that will be included in our future GAAP reporting to provide information that we believe best represents our expectations for our core business performance. Non-GAAP financial measures, such as EBITDA, which we interpret to be calculated as GAAP operating income, plus depreciation, amortization, impairment/losses on retirements of long-lived assets, other non-GAAP adjustments, and cash distributions from equity investments, are used in our analysis. We have not reconciled the non-GAAP forward-looking measure to its most directly comparable GAAP measure. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors not in our control or not readily predictable, as detailed in the Risk Factors section of the Company's previously publicly filed documents, Forms 10-K and 10-Q, with the SEC, any or all of which can significantly impact our future results. These components, and other factors, could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.
Comparison of the Results for the Three and Nine Months Ended August 31, 2017 to the Results for the Three and Nine Months Ended August 31, 2016.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2017	August 31, 2016	August 31, 2017
	(Unaudited)
REVENUES:
Admissions, net	17.7%	17.3%	19.4%	18.6%
Motorsports and other event related	70.0	71.3	70.6	71.8
Food, beverage and merchandise	8.4	8.3	6.7	6.7
Other	3.9	3.1	3.3	2.9
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	24.3	24.7	24.1	24.7
Motorsports and other event related	24.8	24.4	21.2	20.9
Food, beverage and merchandise	6.6	6.9	5.1	5.0
Other operating expenses	0.1	0.2	0.1	0.3
General and administrative	21.0	21.0	18.4	18.3
Depreciation and amortization	20.2	21.1	17.5	18.5
Losses on asset retirements	0.1	0.1	0.3	0.1
Total expenses	97.1	98.4	86.7	87.8
Operating income	2.9	1.6	13.3	12.2
Interest income	0.1	0.3	0.1	0.2
Interest expense	(2.8)	(2.1)	(2.3)	(2.1)
Equity in net income from equity investments	2.6	3.5	2.6	3.2
Other	0.0	0.2	2.7	0.1
Income before income taxes	2.8	3.5	16.4	13.6
Income taxes	1.1	3.3	6.4	5.8
Net income	1.7%	0.2%	10.0%	7.8%
Comparability of results for the three and nine months ended August 31, 2017 to the same periods in fiscal 2016 was impacted by the following:

•	In the first quarter of fiscal 2017, we hosted the Ferrari World Finals at Daytona International Speedway ("Daytona"), for which there was no comparable event in fiscal 2016;

•
In the second quarter of fiscal 2017, the Hollywood Casino at Kansas Speedway began recognizing a reduction in depreciation expense as a result of certain assets that have been fully depreciated as compared to the same period in the prior year. For the three and nine months ended August 31, 2017, our 50.0 share of the reduction in depreciation expense was approximately $1.3 million and $2.7 million, respectively;

•
In the second quarter of fiscal 2017, we received a favorable settlement relating to certain facility operations of approximately $1.0 million or $0.01 per diluted share. In the third quarter of fiscal 2016, we received a favorable settlement relating to certain facility operations of approximately $1.1 million or $0.02 per diluted share;

•
During the three and nine months ended August 31, 2017, we recognized approximately $0.1 million and $0.3 million, or less than $0.01 per diluted share, for both periods respectively, in non-recurring, pre-opening costs that are included in general and administrative expense related to The Phoenix Raceway Project. During the nine months ended August 31, 2016, we recognized approximately $0.8 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to DAYTONA Rising. There were no similar costs incurred for the three months ended August 31, 2016;

•
During the three and nine months ended August 31, 2017, we recognized approximately $2.1 million and $4.7 million, or $0.03 per diluted share and $0.07 per diluted share, respectively, of accelerated depreciation due to shortening the service lives of certain assets associated with The Phoenix Raceway Project and other capital improvements including the infield at Richmond. There were no similar costs during the three and nine months ended August 31, 2016;

•
During the three and nine months ended August 31, 2017, we recognized approximately $0.1 million and $0.3 million, or less than $0.01 per diluted share, for both periods respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with The Phoenix Raceway Project. During the three and nine months ended August 31, 2016, we recognized approximately $0.2 million and $1.1 million, or less than $0.01 per diluted share and $0.01 per diluted share, respectively, of similar losses in connection with demolition and/or asset relocation costs in connection with facility capital improvements;

•
During the three months ended August 31, 2017, we capitalized approximately $1.0 million, or $0.02 per diluted share, of interest, predominately relating to approximately $0.7 million, or $0.01 per diluted share, associated with ONE DAYTONA and approximately $0.4 million, or $0.01 per diluted share, of interest associated with The Phoenix Raceway Project. During the nine months ended August 31, 2017, we capitalized approximately $2.5 million, or $0.03 per diluted share, of interest, predominately relating to approximately $1.7 million, or $0.02 per diluted share, associated with ONE DAYTONA and approximately $0.7 million, or $0.01 per diluted share, of interest associated with The Phoenix Raceway Project. During the three months ended August 31, 2016, we capitalized approximately $0.4 million, or less than $0.01 per diluted share, of interest associated with the ONE DAYTONA project. During the nine months ended August 31, 2016, we capitalized approximately $0.6 million, or $0.01 per diluted share, of interest related to DAYTONA Rising, and approximately $0.4 million, or less than $0.01 per diluted share, of interest associated with the ONE DAYTONA project; and

•
In the second quarter of fiscal 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note of our Staten Island property. As a result, we recorded a gain of approximately $13.6 million, or 0.18 per diluted share, comprised of deferred gain, interest, and other consideration paid. The deferred gain of $1.9 million is included in Other operating revenue in our consolidated statement of operations, and the interest, and additional consideration, received is included in Other in our consolidated statement of operations (see "Equity and Other Investments”). There was no comparable transaction in the current year.

Admissions revenue decreased by approximately $0.1 million and $2.4 million, or 0.3 percent and 2.8 percent, during the three and nine months ended August 31, 2017, respectively, as compared to the same periods of the prior year.

•
The slight decrease in the current three month period is substantially due to an ancillary motorsports event run in fiscal 2016 that was not run in the fiscal 2017 period. Also contributing to the decrease were lower attendance and admissions for certain NASCAR and other events held during the period. Offsetting the decreases were increases due to non-comparable events and ancillary admission, and an increase in attendance for the Coke Zero 400 at Daytona.

•
The decrease in the nine month period is substantially due to the lower attendance for certain NASCAR and other events. Partially offsetting this decrease were increases due to pricing initiatives, admissions revenue increases for the Daytona 500 and Coke Zero 400 at Daytona, and the aforementioned Ferrari World Finals.

Motorsports and other event related revenue increased approximately $3.8 million and $9.9 million, or 4.2 percent and 3.2 percent, during the three and nine months ended August 31, 2017, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is substantially due to increases in television broadcast revenue of approximately $2.1 million, as well as, increases in sponsorship, hospitality, advertising, and other related revenues totaling approximately $1.7 million for the Coke Zero 400 at Daytona.

•
The increase in the nine month period is substantially due to increases in television broadcast revenue of approximately $7.4 million, increases in sponsorship and hospitality revenues of approximately $2.7 million for Speedweeks and Coke Zero 400 weekend events held at Daytona, increases in track rentals of approximately $1.0 million, and sponsorship revenues of approximately $0.4 million related to the aforementioned Ferrari World Finals. Partially offsetting these increases were decreases in sponsorship, hospitality, advertising, and other related revenues totaling approximately $1.6 million for certain NASCAR and other events held during the period,

Food, beverage and merchandise revenue increased approximately $0.3 million, or 2.5 percent, during the three months ended August 31, 2017 and increased approximately $0.3 million, or 1.1 percent, during the nine months ended August 31, 2017, as compared to the same periods of the prior year.

•
The increase in the current three month period is predominately due increased concession and catering of approximately $0.5 million, related to certain other events. Slightly offsetting the increase were decreased concessions and catering sales of approximately $0.2 million, related to the aforementioned lower attendance for certain NASCAR events held during period.

•
The slight increase in the nine month period is substantially due to increased catering revenues of approximately $0.9 million, predominately from the aforementioned Ferrari World Finals, and approximately $0.5 million, related to certain other events. Partially offsetting the increase were lower concession sales and merchandise rights revenues of approximately $1.1 million.

NASCAR event management ("NEM") fees increased $1.2 million and $3.9 million, or 3.8 percent and 3.7 percent, for the three and nine months ended August 31, 2017, respectively, as compared to the same periods of the prior year. The increase in contracted NEM fees during the current three and nine month periods includes approximately $0.6 million and $2.0 million, respectively, attributable to the increase in television broadcast rights fees.
Motorsports and other event related expenses increased approximately $0.3 million and $0.1 million, or 0.8 percent and 0.1 percent, for the three and nine months ended August 31, 2017, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is predominately due to increased charges of approximately $1.4 million related to supporting increased revenues for the Coke Zero 400 at Daytona, supporting increased track rental revenues, and improving guest experiences. Offsetting the increase were reductions of approximately $1.1 million related to a continued, focused effort of cost reductions on purchased services and other motorsports related costs at certain NASCAR and other events.

•
The slight increase in the nine month period is predominately due to increased charges of approximately $1.1 million related to supporting track rental revenues, approximately $1.1 million of charges related to directly supporting increased revenues, and approximately $0.3 million of labor and purchased services related to the aforementioned Ferrari World Finals. Offsetting the increase were reductions of approximately $2.2 million related to the aforementioned cost reduction efforts on purchased services and other motorsports related costs at certain NASCAR and other events.

•
Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained consistent for the three and nine months ended August 31, 2017 at approximately 27.6 percent and 23.1 percent, as compared to the same periods in the prior year.

Food, beverage and merchandise expense increased approximately $0.6 million a, or 6.5 percent during the three months ended August 31, 2017, as compared to the same period of the prior year. Food, beverage and merchandise expense was comparable to the prior year for the nine months ended August 31, 2017.

•
The increase in the current three month period is primarily due to increased concessions and catering expenses of approximately $0.4 million and $0.1 million, respectively, related to certain non-motorsports events.

•
The nine month period was comparable to prior year, however, items that resulted in the overall comparability of the periods were decreases of approximately $0.9 million related to efficiencies created in catering and concessions as a result of the DAYTONA Rising project during Speedweeks events held at Daytona, as compared to the same period in the prior year. Partially offsetting this decrease were increases in catering and concessions of approximately $0.6 million related to the aforementioned Ferrari World Finals, as well as increased concessions expenses for certain other non-motorsports events in the period.

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 81.9 percent for the three months ended August 31, 2017, compared to 78.9 percent for the same period in the prior year. The reduction in margin for the period is predominately due to lower revenues on higher margin product sales and merchandise rights fees, as compared to the same period in the prior year.

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased slightly to approximately 75.2 percent for the nine months ended August 31, 2017, compared to approximately 75.9 percent for the same period in the prior year. The improvement in margin for the nine month period is a result of the aforementioned operating efficiencies and lower cost of sales in concessions and catering as a result of the DAYTONA Rising project during Speedweeks events held at Daytona. Partially offsetting the margin improvement was the aforementioned margin reduction from the three months ended August 31, 2017.

General and administrative expenses increased approximately $0.6 million and $0.4 million, or 2.2 percent and 0.5 percent, during the three and nine months ended August 31, 2017, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is primarily due to increases in certain administrative costs of approximately $0.4 million, which include approximately $0.2 million of one-time charges, and increases in consulting, maintenance and other purchased services of approximately $0.4 million. Partially offsetting the increase were reductions in tangible property taxes of approximately $0.2 million.

•
The increase in the nine month period is primarily due to increases in certain administrative costs of approximately $1.6 million, which include approximately $0.5 million of one-time charges. Offsetting the increase is approximately $0.8 million of costs associated with the opening of the world's first motorsports stadium at Daytona in fiscal 2016, for which there were no comparable costs in the current period. Also contributing to offset the increase were reductions in consulting, maintenance and other purchased services of approximately $0.2 million and reductions in tangible property taxes of approximately $0.2 million.

•
General and administrative expenses as a percentage of total revenues remained consistent for the three and nine months ended August 31, 2017, at 21.0 percent and 18.3 percent, respectively, for the same periods in the prior year.

Depreciation and amortization expense increased approximately $1.8 million and $5.6 million, or 7.0 percent and 7.2 percent, respectively, during the three and nine months ended August 31, 2017, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is primarily due to approximately $1.3 million of accelerated depreciation relating to The Phoenix Raceway Project, approximately $0.7 million of accelerated depreciation on certain other capital improvements, and approximately $0.5 million relating to new assets placed in service associated with ONE DAYTONA and other owned facilities. Partially offsetting the increase is approximately $0.7 million related to assets that have been fully depreciated, or removed from service, as compared to the same respective periods in the prior year.

•
The increase in the nine month period is primarily due to approximately $4.0 million of accelerated depreciation relating to The Phoenix Raceway Project, approximately $0.7 million of accelerated depreciation on certain other capital improvements, approximately $0.6 million relating to full-year impact of assets placed in service in 2016 associated with DAYTONA Rising and approximately $1.1 million relating to new assets placed in service associated with ONE DAYTONA and other owned facilities. Partially offsetting the increase for the nine month period, is approximately $0.8 million related to assets that have been fully depreciated, or removed from service, as compared to the same respective periods in the prior year.

Losses on retirements of long-lived assets were negligible for the three months ended August 31, 2017 and decreased approximately $0.6 million, for the nine months ended August 31, 2017, as compared to the same periods of the prior year.

•
The decrease in the nine month period ending August 31, 2017 relates to fiscal 2016 costs of approximately $0.8 million in connection with capacity management initiatives at Richmond and approximately $0.1 million in connection with other facility capital improvements, partially offset by demolition costs of approximately $0.3 million, related to The Phoenix Raceway Project in fiscal 2017.

Interest income increased for the three and nine months ended August 31, 2017 by approximately $0.3 million and $0.5 million, respectively, as compared to the same period of the prior year. The increase in both periods are due to increased interest rates received on cash deposits.
Interest expense during the three and nine months ended August 31, 2017, decreased approximately $0.8 million and $1.2 million, or 21.9 percent and 12.0 percent, respectively, as compared to the same periods of the prior year.

•
The decrease in the three month period is predominately due to higher capitalized interest related to ONE DAYTONA, of approximately $0.3 million, The Phoenix Raceway Project of approximately $0.4 million, and approximately $0.1 million related to other capital improvements.

•
The decrease in the nine month period is predominately due to higher capitalized interest related to ONE DAYTONA, of approximately $1.4 million, and The Phoenix Raceway Project, of approximately $0.7 million. Partially offsetting the decrease in the nine month period was an approximate increase of $0.6 million related to capitalized interest associated with DAYTONA Rising in fiscal 2016, and approximately $0.3 million related to certain other projects where assets were placed in service.

Equity in net income from equity investments substantially represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”). During the three and nine months ended August 31, 2017, equity in net income from equity investments increased approximately $1.3 million and $2.6 million, or 38.8 percent and 22.5 percent, as compared to the same periods of the prior year.

•
The increase in the three month period is predominately a result of the aforementioned decrease in depreciation expense as a result of certain assets that have been fully depreciated as compared to the same period in the prior year.

•
The increase in the nine month period is predominately a result of the aforementioned decrease in depreciation expense as a result of certain assets that have been fully depreciated as compared to the same period in the prior year, partially offset by lower operating profits in the first quarter of fiscal 2017, as compared to same period in the prior year.

Our effective income tax rate was approximately 94.3 percent and 42.4 percent for the three and nine months ended August 31, 2017, respectively, as compared to 38.4 percent and 38.9 percent for the same periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and nine month period ending August 31, 2017, as compared to the same periods in prior year, reflected a decrease of approximately $1.9 million and $9.1 million, or less than $0.04 and $0.17 per diluted share, respectively.
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

	November 30, 2016	August 31, 2017
	(Unaudited)
Cash and cash equivalents	$263,727	$268,882
Working capital	217,802	199,719
Total debt	262,820	262,442
At August 31, 2017, our working capital was primarily supported by our cash and cash equivalents totaling approximately $268.9 million, an increase of approximately $5.2 million from November 30, 2016.

Significant cash flow items during the nine months ended August 31, 2016 and 2017, respectively, are as follows (in thousands):

	August 31, 2016	August 31, 2017
	(Unaudited)
Net cash provided by operating activities (1)	$198,622	$134,345
Capital expenditures (2)	(110,234)	(77,559)
Distribution from equity investee (3)	19,000	19,100
Proceeds from sale of Staten Island property (4)	66,728	—
Net payments related to long-term debt	(631)	(672)
Dividends paid and reacquisition of previously issued common stock (5)	(56,829)	(55,591)
(1) The decrease in net cash provided by operating activities, during the nine months ended August 31, 2017, as compared to the same period in the prior year, is driven primarily by a Federal income tax refund received in February 2016
(2) Capital expenditures are predominately due to DAYTONA Rising and ONE DAYTONA for fiscal 2016 and ONE DAYTONA and The Phoenix Raceway Project for fiscal 2017 (see "Capital Expenditures")
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
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2017, we have approximately $291.6 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
We operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021.  This allocation will fund a reinvestment at Phoenix, as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  In 2017 we began the redevelopment of Phoenix (see “The Phoenix Raceway Project”) and the infield at Richmond (see "Richmond Raceway") with completion for both projects targeted in late 2018, therefore, we expect spending to be somewhat front-loaded.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return of this invested capital in the low-to-mid single digits;

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
As a result of this additional capital expenditure approval, the total investment in ONE DAYTONA, exclusive of capitalized interest and net of anticipated public incentives, will be approximately $107.0 million.

•
Return of capital to shareholders through dividends and share repurchases is a significant pillar of our capital allocation.  In fiscal 2016 we increased our dividend approximately 58.0 percent to $0.41 per share, and in fiscal 2017, we increased our dividend approximately 4.9 percent to $0.43 per share.  We expect dividends to increase in 2018 and beyond, by approximately four to five percent annually.  For the nine months ended August 31, 2017, we repurchased 979,328 shares of ISCA on the open market at a weighted average share price of $35.76 for a total of approximately $35.0 million.  At August 31, 2017, we had approximately $171.6 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan.

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
Capital expenditures for projects, including those related to The Phoenix Raceway Project and ONE DAYTONA, were approximately $77.6 million for the nine months ended August 31, 2017. In comparison, the Company spent approximately $110.2 million on capital expenditures for projects for the same period in fiscal 2016, primarily related to DAYTONA Rising. For fiscal 2017, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $100.0 million and $115.0 million for existing facilities, including The Phoenix Raceway Project, and an additional $50.0 million to $60.0 million in capital expenditures related to construction for ONE DAYTONA.
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
The RD&E component of phase one will be owned 100.0 percent by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We expect cash spent to be approximately $95.0 million in fiscal 2016 through 2018 on the RD&E component of ONE DAYTONA’s first phase. Other sources of funding towards the overall ONE DAYTONA project will include the public incentives discussed above and land to be contributed to the joint ventures associated with the project. In September 2016, we announced VCC had been selected as general contractor to oversee construction of the RD&E component of phase one including Victory Circle and the parking garage. VCC has an outstanding national reputation for quality and a proven track record leading and managing the development and construction of some of the country’s most engaging mixed-use developments.
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
In April 2017, our Board approved an additional approximate $12.0 million of capital expenditures to further develop Volusia Point, which was previously purchased in 2011. Volusia Point is our retail property adjacent to ONE DAYTONA and will be re-branded the Shoppes at ONE DAYTONA ("the Shoppes"). New tenants include Fantastic Sams that opened in March 2017, along with Zen Nails planned to open in fourth quarter 2017, and new-to-market First Watch with 3,500-square-feet planned. We expect the improvements to the Shoppes will generate an incremental EBITDA of approximately $1.0 million to the ONE DAYTONA pro-forma through increased square footage and securing tenants for currently vacant spaces (see "GAAP to Non-GAAP Reconciliation" for discussion on Non-GAAP financial forward looking measures).
Cobb Daytona Luxury Theatres opened in December 2016, Bass Pro Shops opened in February 2017, and the Fairfield Inn & Suites is planning an opening later in 2017. We are targeting substantial completion of RD&E in early fiscal 2018. At stabilization we expect this first phase of ONE DAYTONA and the Shoppes to deliver a combined incremental annual revenue and EBITDA of approximately $13.0 million and approximately $10.0 million, respectively, and deliver an unlevered return above our weighted average cost of capital (see "GAAP to Non-GAAP Reconciliation" for discussion on Non-GAAP financial forward looking measures). We expect to add leverage to ONE DAYTONA’s phase one post-stabilization.
Total capital expenditures for ONE DAYTONA and the Shoppes, excluding capitalized interest and net of anticipated public incentives, are expected to be approximately $107.0 million. From inception, through August 31, 2017, capital expenditures totaled approximately $80.3 million, exclusive of capitalized interest and labor. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we expect to secure financing for the project upon stabilization. However, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. Through August 31, 2017, we recorded approximately $3.3 million of capitalized interest related to ONE DAYTONA, since inception, and expect approximately $4.0 million to $4.5 million to be recorded by completion of construction.
Any future phases will be subject to prudent business considerations for which we will provide discrete cost and return disclosures.
The Phoenix Raceway Project
On November 30, 2016, we announced our Board of Directors had approved a multi-year redevelopment project to elevate the fan and spectator experience at Phoenix, the company’s 52-year-old motorsports venue. The redevelopment is expected to focus on new and upgraded seating areas, vertical transportation options, new concourses, enhanced hospitality offerings and an intimate infield experience with greater accessibility to pre-race activities. Earlier in 2017, we announced a multi-year partnership with DC Solar that included naming the project 'The Phoenix Raceway Project Powered by DC Solar' during the redevelopment phase. Subsequently, on September 26, 2017, we announced a long-term partnership with ISM Connect, a pioneer in smart venue technology, which included naming rights to Phoenix Raceway. Beginning in 2018, the venue will be known as ISM Raceway.
The Phoenix Raceway Project Powered by DC Solar is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The Phoenix Raceway Project is expected to cost approximately $178.0 million, including maintenance capital, before capitalized interest. Okland Construction ("Okland") has been selected as general contractor of the project. Effective November 30, 2016, Phoenix entered into a Design-Build Agreement with Okland. The Design-Build Agreement obligates Phoenix to pay Okland approximately $136.0 million for the completion of the work described in the Design-Build Agreement. This amount is a guaranteed maximum price to be paid for the work, which may not change absent a requested change in the scope of work by Phoenix.
Construction commenced in early fiscal 2017. Completion is expected to be in fall of 2018, with components going in service as early as fall of 2017. Based on our current plans for Phoenix, we have identified existing assets that are expected to be impacted by the redevelopment and will require accelerated depreciation, or losses on asset retirements, totaling approximately $6.1 million in non-cash charges over the approximate 22-month project time span. Through August 31, 2017, we recorded approximately $4.7 million of accelerated depreciation associated with the project.

For fiscal 2017, we expect capital expenditures related to The Phoenix Raceway Project to total approximately $75.0 million to $80.0 million and capitalized interest of approximately $1.5 million. From inception, through August 31, 2017, we have incurred capital expenditures related to The Phoenix Raceway Project, exclusive of capitalized interest and labor, of approximately $36.7 million. Despite the Company not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that the Company capitalize a portion of the interest on existing outstanding debt during the construction period.  We estimate that we will record approximately $6.0 million to $6.5 million of capitalized interest from fiscal 2017 through fiscal 2018. Through August 31, 2017, we recorded approximately $0.7 million of capitalized interest related to The Phoenix Raceway Project.
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
Richmond Raceway
In June 2017, the Board of Directors approved a capital project for the redevelopment of the infield of Richmond Raceway ("Richmond Reimagined"). The new infield will offer a variety of enhanced amenities for fans, teams, sponsors and other stakeholders to the iconic Richmond infield. Fan access is the focus of Richmond Reimagined, which will showcase new Monster Energy NASCAR Cup Series garages with a fan-viewing walkway. The new infield continues the track’s mission of being the most fan-friendly track on NASCAR’s schedule.
Richmond Reimagined is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The project is expected to cost approximately $30.0 million, which includes maintenance capital, before capitalized interest. Groundbreaking occurred immediately following the Monster Energy NASCAR Cup Series event in September 2017. Richmond Reimagined is expected to be complete by September 2018.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2016. During the nine months ended August 31, 2017, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2017.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
June 1, 2017— June 30, 2017
Repurchase program (1)	167,282	$36.01	167,282	$184,584
July 1, 2017 — July 31, 2017
Repurchase program (1)	198,625	$34.45	198,625	$177,737
August 1, 2017 — August 31, 2017
Repurchase program (1)	175,093	$35.12	175,093	$171,585
	541,000		541,000

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

Since inception of the Plan through August 31, 2017, we have purchased 9,701,401 shares of our Class A common shares, for a total of approximately $358.4 million. We purchased 979,328 shares of our Class A common shares during the nine month period ended

August 31, 2017, at an average cost of approximately $35.76 per share (including commissions), for a total of approximately $35.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2017, we had approximately $171.6 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	October 10, 2017	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer