Form 10-K
period 2017-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2018-01-26
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)
☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2017
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
YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	❑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2017 was $915,487,926.10 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Wednesday, May 31, 2017 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2017, there were outstanding: No shares of Common Stock, $.10 par value per share, 24,499,629 shares of Class A Common Stock, $.01 par value per share, and 19,690,287 shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2018 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2017.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2017

PART I
ITEM 1. BUSINESS
GENERAL
We are a leading owner of major motorsports entertainment facilities and promoter of motorsports themed entertainment activities in the United States. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities. We currently own and/or operate 13 of the nation’s major motorsports entertainment facilities:

•	Daytona International Speedway® ("Daytona") in Florida;

•	Talladega Superspeedway® ("Talladega") in Alabama;

•	Michigan International Speedway® ("Michigan") in Michigan;

•	Auto Club Speedway of Southern CaliforniaSM ("Auto Club Speedway") in California;

•	Kansas Speedway® ("Kansas") in Kansas;

•	Richmond Raceway® ("Richmond") in Virginia;

•	Darlington Raceway® ("Darlington") in South Carolina;

•	Chicagoland Speedway® ("Chicagoland") in Illinois;

•	Martinsville Speedway® ("Martinsville") in Virginia;

•	ISM RacewaySM ("Phoenix") in Arizona;

•	Homestead-Miami SpeedwaySM ("Homestead") in Florida;

•	Watkins Glen International® ("Watkins Glen") in New York; and

•	Route 66 RacewaySM ("Route 66") in Illinois.
In 2017, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Monster Energy NASCAR Cup Series events;

•	14 NASCAR Xfinity Series events;

•	9 NASCAR Camping World Truck Series events;

•	2 International Motor Sports Association (“IMSA”) WeatherTech SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 At DAYTONA;

•	5 Automobile Racing Club of America ("ARCA") Racing Series events;

•	One National Hot Rod Association (“NHRA”) Mello Yello Drag Racing Series event;

•	2 IndyCar ("IndyCar") Series events; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 761,000 grandstand seats and 560 suites. We earn revenues and generate substantial cash flows primarily from admissions, television media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping, and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and services at certain of our motorsports entertainment facilities. We own and operate the Motor Racing Network, Inc. ("MRN") radio network, also doing business under the name “MRN Radio”, the nation’s largest independent motorsports radio network in terms of event programming. We have an equity investment in a Hollywood Casino at Kansas Speedway that has generated substantial equity earnings and cash distributions to us since its opening in fiscal year 2012. We are developing a retail, dining and entertainment destination, ONE DAYTONA, across from Daytona International Speedway, which will create synergy with the Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis.
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

OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering and food and beverage concessions at our motorsports entertainment facilities that host NASCAR Cup Series events except for catering and food and beverage concessions at Chicagoland and Route 66. Our other operations include MRN; our 50.0 percent equity investment in the joint venture Kansas Entertainment, LLC ("Kansas Entertainment"), which operates the Hollywood Casino at Kansas Speedway; and certain other activities including retail, dining and entertainment operations at ONE DAYTONA. We derived approximately 89.3 percent of our 2017 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities. In addition to events sanctioned by NASCAR, in fiscal 2017, we promoted other stock car, sports car, open wheel, motorcycle and go-kart racing events.
Food, Beverage and Merchandise Operations
We conduct, either through operations of the particular facility or through our wholly owned subsidiary, Americrown, food and beverage concession operations and catering services, both in suites and chalets, for customers at each of our motorsports entertainment facilities with the exception of food and beverage concessions and catering services at Chicagoland, Route 66 and ISM Raceway. In January 2015, the Company entered into a 10-year agreement with Fanatics Retail Group Concessions, Inc. ("Fanatics") for Fanatics to have exclusive retail merchandise rights for its track trademarks and certain other intellectual property at all ISC tracks.
Motor Racing Network, Inc.
Our wholly owned subsidiary, MRN, also does business under the name “MRN Radio”. While not a radio station, MRN creates motorsports-related programming content carried on radio stations around the country as well as on a national satellite radio service, Sirius XMRadio. MRN produces and syndicates to radio stations live coverage of the Monster Energy NASCAR Cup, Xfinity and Camping World Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Sirius XM Radio also compensates MRN for the contemporaneous re-airing of race broadcasts and certain other production services. MRN produces and provides unique content to its website, http://www.motorracingnetwork.com/, and derives revenue from the sale of advertising on such website. Each motorsports entertainment facility has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its location. In addition, MRN provides production services for the trackside large screen video display units ("ISM Vision") at NASCAR Cup Series event weekends that take place at our motorsports facilities, as well as at Dover International Speedway and Pocono Raceway. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for ISM Vision, as well as from rights fees paid by radio stations that broadcast the programming.
ONE DAYTONA
We have pursued development of ONE DAYTONA, a premier mixed use, dining, retail and entertainment destination across from the Daytona International Speedway, which will create synergy with the Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd and leverage our real estate on a year-round basis (see "Liquidity and Capital Resources - ONE DAYTONA").
EQUITY INVESTMENTS
Hollywood Casino at Kansas Speedway
We have a 50/50 partnership with Penn Hollywood Kansas Inc. (“Penn”), a subsidiary of Penn National Gaming Inc., which operates a Hollywood-themed and branded destination entertainment facility, overlooking turn two at Kansas. Penn is the managing member of Kansas Entertainment and is responsible for the operation of the casino (see "Equity and Other Investments").
Fairfield Inn Hotel at ONE DAYTONA
We have a 33.25 percent equity interest in a partnership with Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, to construct and operate a Fairfield Inn hotel. DHGII is the managing member of the Fairfield and is responsible for the development and operations of the hotel (see "Equity and Other Investments").

The Autograph Hotel at ONE DAYTONA
We have a 34.0 percent equity interest in a partnership with Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, to construct and operate a Autograph hotel. DHG is the managing member of the Fairfield and is responsible for the development and operations of the hotel (see "Equity and Other Investments").
We have entered into an additional joint venture, which is structured similarly to the Fairfield Inn joint venture. This joint venture project includes a residential component of the ONE DAYTONA project (see "Liquidity and Capital Resources - ONE DAYTONA").
Other Activities
From time to time, we use our motorsports entertainment facilities for testing for teams, driving schools, riding experiences, car shows, auto fairs, concerts, music festivals and settings for television commercials, print advertisements and motion pictures, which may be promoted by us or a third party.
Competition
We are among the largest owners of major motorsports themed entertainment facilities based on revenues, number of facilities owned and/or operated, number of motorsports themed events promoted and market capitalization. Racing events compete with other professional sports such as football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, the American Sportbike Racing Association — Championship Cup Series, United States Auto Club (“USAC”), Sports Car Club of America (“SCCA”), IMSA, IndyCar Series, ARCA and others, many of which are often held on the same dates at separate motorsports entertainment facilities. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing, variety of motorsports themed amusement options and level of customer conveniences and amenities are the principal factors that distinguish competing motorsports entertainment facilities.
Employees
As of November 30, 2017 we had over 820 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
Company Website Access and SEC Filings
The Company’s website may be accessed at http://www.internationalspeedwaycorporation.com/. Through a link on the Investor Relations portion of our internet website, you can access all of our filings with the Securities and Exchange Commission (“SEC”). However, in the event that the website is inaccessible our filings are available to the public over the internet at the SEC’s website at http://www.sec.gov/. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, NE, Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also obtain information about us at the offices of the NASDAQ Stock Market, LLC.
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
We believe that the expectations reflected in our forward-looking statements are reasonable. However, we do not know whether our expectations will ultimately prove correct.
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
France Family Group control of NASCAR may create conflicts of interest
Members of the France Family Group own and control NASCAR. James C. France, our Chairman of the Board, and Lesa France Kennedy, our Vice Chairwoman and Chief Executive Officer, are both members of the France Family Group in addition to holding positions with NASCAR. Each of them, as well as our general counsel and chief marketing officer, spends part of his or her time on NASCAR’s business. Because of these relationships, even though all related party transactions are approved by our Audit Committee, certain potential conflicts of interest between us and NASCAR exist with respect to, among other things:

•	The terms of any sanctioning agreements that may be awarded to us by NASCAR;

•	The amount of time the employees mentioned above and certain of our other employees devote to NASCAR’s affairs; and

•	The amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.
France Family Group members, together, beneficially own approximately 41.6 percent of our capital stock and control approximately 74.1 percent of the combined voting power of both classes of our common stock. Historically, members of the France Family Group have voted their shares of common stock in the same manner. Accordingly, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions and have done so in the past. If holders of Class B common stock other than the France Family Group elect to convert their beneficially owned shares of Class B common stock into shares of Class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of Class A common stock might receive a premium for their shares over prevailing market prices.
Adverse changes in our relationships with NASCAR and other motorsports sanctioning bodies, or their sanctioning practices, could limit our future success
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly owned motorsports entertainment facilities accounted for approximately 89.3 percent of our total revenues in fiscal 2017. Through 2014, each NASCAR sanctioning agreement (and the accompanying media rights fees revenue) was awarded on an annual basis. In 2015, we entered into sanctioning agreements with five year terms, through 2020, with NASCAR Event Management, Inc. ("NEM"), an affiliate of NASCAR, for the promotion of our inventory of NASCAR Cup, Xfinity and Camping World Truck Series events. NASCAR is not required to continue to enter into, renew or extend these five year sanctioning agreements with us to conduct any event. These agreements may be terminated by NASCAR due to a breach by us or should we be unable to comply with the terms thereof. Any adverse change in these sanctioning practices, or the economic structure of the NASCAR industry, could adversely impact our operations and revenue. Moreover, while we may pursue the possible development and/or acquisition of additional motorsports entertainment facilities in the future, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events within our portfolio, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.
Changes to media rights revenues could adversely affect us
Domestic broadcast and certain ancillary media rights fee revenues derived from NASCAR's three national touring series -- the Monster Energy NASCAR Cup Series, Xfinity Series, and Camping World Truck Series -- are an important component of our revenue and earnings stream and any adverse changes to such rights fee revenues could adversely impact our results.

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

•	Employment;

•	Business and general economic conditions;

•	Interest rates; and

•	Taxation rates.
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
Unavailability of credit on favorable terms, if at all, can adversely impact our growth, development and capital spending plans. General economic conditions may be significantly and negatively impacted by global events such as terrorist attacks, prospects of war, or global economic uncertainty. A weakened economic and business climate, as well as consumer uncertainty and the loss of consumer confidence created by such a climate, could adversely affect our financial results. Finally, our financial results could also be adversely impacted by a widespread outbreak of a severe epidemiological crisis.
Delay, postponement or cancellation of major motorsports events because of weather could adversely affect us
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events which are not sold out in advance. If an event scheduled for one of our facilities is delayed or postponed because of weather, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. Moreover, the forecast of poor weather conditions and/or the delay or postponement of an event due to weather conditions could have a negative impact on renewals for the following year. If such an event is canceled, we would incur the expenses associated with preparing to conduct the event as well as losing all, or a portion of, the revenues associated with the event.
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
Terrorism and/or fear of violence or attacks at mass gatherings could adversely affect us
Acts of terrorism or violence at mass gatherings or sporting events, prospects of war, global economic uncertainty, or a widespread outbreak of a severe epidemiological crisis, resulting in public fears regarding attendance at sporting events or mass gatherings, could negatively impact attendance at our events. Any one of these items could increase our expenses related to insurance, security and other related matters. In addition, the delay, postponement or cancellation of major motorsports events could have an adverse impact on us such as increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. Similar to a delay, postponement or cancellation of major motorsports events, if such an event is canceled, we would incur the expenses associated with preparing to conduct the event as well as losing all, or a portion of, the revenues associated with the event.

Our success depends on the availability and performance of key personnel
Our continued success depends upon the availability and performance of our senior management team, which possesses unique and extensive industry knowledge and experience. Our inability to retain and attract key employees in the future could have a negative effect on our operations and business plans.
Our capital allocation plan may not achieve anticipated results
Enhancing the live event experience for our guests by investing in our major motorsports facilities is a critical strategy for our growth. We continue to operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include funding for the redevelopment of Phoenix (see “The ISM Raceway Project Powered by DC Solar”) and the infield at Richmond (see "Richmond Raceway") with completion for both projects targeted in late 2018, the completion of the development project ONE DAYTONA and strategic reinvestment in our motorsports facilities. The aforementioned five-year capital plan is built upon the merits of the Board of Directors' previously endorsed capital allocation plan for fiscal 2013 through fiscal 2017, which included DAYTONA Rising. These capital allocation plans involve significant challenges and risks including that the projects do not advance our business strategy or that we do not realize a satisfactory return on our investment. It may take longer than expected to realize the full benefits from these projects, such as increased revenue, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition.
Future impairment or loss on disposal of goodwill and other intangible assets or long-lived assets by us or our equity investments and joint ventures could adversely affect our financial results
Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets which could be subject to impairment or loss on retirement. During the fiscal years ended November 30, 2015, 2016 and 2017 we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities totaling approximately $16.0 million, $2.9 million and $10.6 million, respectively. As part of our capital projects process, we identify existing assets that are impacted and require the acceleration of their remaining useful lives. During the fiscal years ended November 30, 2015, 2016, we recorded approximately $6.8 million and zero, respectively, of accelerated depreciation. During fiscal 2017, we recorded approximately $6.2 million of accelerated depreciation.
As of November 30, 2017, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 80.5 percent of our total assets. We account for our goodwill and other intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” Both ASC 350 and 360 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee. These equity investments add an additional element of risk where they may not advance our business strategy or that we do not realize a satisfactory return on our investment. It may take longer than expected to realize the full benefits from these equity investments, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition. Our equity investments total approximately $86.2 million at November 30, 2017.
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
If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation
In the ordinary course of our business, we collect and store certain personal information in digital form, including but not limited to name, address and payment account information from individuals, such as our customers, employees and business partners.  We also process customer payment card transactions. In addition, our on-line operations depend upon the secure transmission of confidential, personal and payment account information over public networks, including information permitting cashless payments. We limit the amount of payment information by using “tokens” which is an industry best practice that does not require the credit card number to be stored.  Significant resources are dedicated both internally and with external experts to help us manage information security, network security, data encryption, and other security practices to protect our systems and data, but these security measures cannot provide absolute security.  As with all companies, these security measures are costly, require ongoing monitoring and rapid change due to technology advances, and are subject to third-party security breaches, cyber-terrorism, employee error or malfeasance, intrusion or other unanticipated situations. Such a compromise of our information systems that results in personal or payment network information being obtained by unauthorized persons could adversely affect our reputation with our customers, the credit card brands (such as VISA, MasterCard and American Express) and others.  Such a compromise could also adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us, the imposition of penalties, restrictions or other requirements by regulatory bodies or the credit card brands. In addition, a security systems breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our sales operations. While we maintain cyber liability insurance, not all losses would be covered by such insurance. Further, there can be no assurance that we will be able to maintain such insurance at commercially reasonable rates.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2017:

		YEAR END CAPACITY		NASCAR CUP EVENTS	OTHER MAJOR EVENTS(1)		MARKETS SERVED	MEDIA MARKET RANK
TRACK NAME	LOCATION	SEATS	SUITES
Daytona International Speedway	Daytona Beach, Florida	101,000	124	4	6		Orlando/Central Florida	18
Talladega Superspeedway	Talladega, Alabama	78,000	30	2	3		Atlanta/ Birmingham	9/44
Michigan International Speedway	Brooklyn, Michigan	71,000	46	2	3		Detroit	14
Auto Club Speedway of Southern California	Fontana, California	65,000	80	1	1		Los Angeles	2
Kansas Speedway	Kansas City, Kansas	64,000	55	2	3		Kansas City	33
Richmond Raceway	Richmond, Virginia	59,000	40	2	2		Washington D.C.	6
Darlington Raceway	Darlington, South Carolina	58,000	13	1	1		Columbia	77
Chicagoland Speedway	Joliet, Illinois	55,000	25	1	3		Chicago	3
Martinsville Speedway	Martinsville, Virginia	55,000	20	2	2		Greensboro/High Point	48
ISM Raceway	Phoenix, Arizona	51,000	33	2	4		Phoenix	11
Homestead-Miami Speedway	Homestead, Florida	48,000	66	1	2		Miami	16
Watkins Glen International	Watkins Glen, New York	32,000	4	1	3		Buffalo/Rochester	53/76
Route 66 Raceway	Joliet, Illinois	24,000	24	—	1	(2)	Chicago	3

(1)	Other major events include NASCAR Xfinity and Camping World Truck series; ARCA; IMSA; IndyCar; and, AMA Pro Racing.

(2)	Route 66's other major event includes an NHRA Mello Yello Drag Racing Series event.
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
RICHMOND RACEWAY. Richmond is a 0.8 mile moderately-banked, lighted, asphalt, oval, intermediate speedway. The facility is situated on 635 acres and is located approximately 10 miles from downtown Richmond, Virginia.
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
ISM RACEWAY. Phoenix is a 1.0 mile low-banked, lighted, asphalt, oval superspeedway. The facility is situated on 598 acres that also includes a 1.5-mile road course located near Phoenix, Arizona.
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
OTHER FACILITIES: We own approximately 245 acres of real property near Daytona which is home to our corporate headquarters, ONE DAYTONA (see “Liquidity and Capital Resources - ONE DAYTONA”) and other offices and facilities. We also own an additional approximately 3,800 acres, outside the location of the respective racing facilities, that are used for event parking, camping, other non-motorsport events and ancillary purposes. In addition, we lease real estate and office space in Watkins Glen, New York, Concord, North Carolina and Avondale, Arizona.
Intellectual Property
We have various registered and common law trademark rights, including, but not limited to, “California Speedway,” “Chicagoland Speedway,” “Darlington Raceway,” “The Great American Race,” “Southern 500,” “Too Tough to Tame,” “Daytona International Speedway,” “ Daytona 500 EXperience,” the “DAYTONA 500,” the “24 Hours of Daytona,” “Acceleration Alley,” “Daytona Dream Laps,” “Speedweeks,” “World Center of Racing,” “Homestead-Miami Speedway,” “Kansas Speedway,” “Martinsville Speedway,” “Michigan International Speedway,” "ONE DAYTONA," “Phoenix International Raceway,” “Richmond International Raceway,” “Route 66 Raceway,” “The Action Track,” “Talladega Superspeedway,” “Watkins Glen International,” “The Glen,” “Americrown,” “Motor Racing Network,” “MRN,” and related logos. We also have licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales. Our policy is to protect our intellectual property rights vigorously, through litigation, if necessary, chiefly because of their proprietary value in merchandise and promotional sales.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to ordinary routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At November 30, 2017, we had two issued classes of capital stock: Class A common stock, $.01 par value per share, and Class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The Class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to Class A common stock at any time. As of November 30, 2017, there were approximately 1,847 record holders of Class A common stock and approximately 290 record holders of Class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

		ISCA		ISCB.OB(1)
		High	Low	High	Low
Fiscal	2016
	First Quarter	$36.40	$29.71	$37.77	$30.40
	Second Quarter	37.80	31.75	37.00	32.08
	Third Quarter	36.23	30.30	35.03	32.63
	Fourth Quarter	38.05	30.05	37.43	31.23
Fiscal	2017
	First Quarter	$39.95	$34.70	$39.11	$35.72
	Second Quarter	40.31	34.80	41.50	34.25
	Third Quarter	38.50	32.25	36.75	33.10
	Fourth Quarter	41.60	34.20	41.10	35.32

(1)
ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.

Stock Purchase Plan
An important component of our capital allocation strategy is returning capital to shareholders. We have solid operating margins that generate substantial operating cash flow. Using these internally generated proceeds, we have returned a significant amount of capital to shareholders primarily through our share repurchase program (“Stock Purchase Plan”) under which the Company is authorized to purchase up to $530.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been, or knowingly will be, purchased from Company insiders or their affiliates.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or Programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2016 — August 31, 2017
Repurchase program(1)	979,328	$35.76	979,328	$171,585
Employee transactions(2)	35,871	37.10	—
September 1, 2017 — September 30, 2017
Repurchase program(1)	—	—	—	171,585
October 1, 2017 — October 31, 2017
Repurchase program(1)	—	—	—	171,585
November 1, 2017 — November 30, 2017
Repurchase program(1)	—	—	—	171,585
	1,015,199		979,328

(1)
Since inception of the Stock Purchase Plan through November 30, 2017, we have purchased 9,701,401 shares of our Class A common shares, for a total of approximately $358.4 million. There were no purchases under the Stock Purchase Plan of the Company's Class A common shares during fiscal 2015. In fiscal 2016 and 2017, we purchased 1.7 million and 1.0 million shares of our Class A common shares, respectively, at an average cost of approximately $33.25 and $35.76 per share (including commissions), for a total of approximately $55.1 million and $35.0 million, respectively. At November 30, 2017, we have approximately $171.6 million remaining of repurchase authority under the current Stock Purchase Plan.

(2)	Represents shares of our common stock delivered to us in satisfaction of the minimum statutory tax withholding obligation of holders of restricted shares that vested during the period.
Dividends
Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend
2013	$0.20
2014	0.22
2015	0.26
2016	0.41
2017	0.43

Securities Authorized For Issuance Under Equity Compensation Plans - Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	62,244	$32.37	246,575
Equity compensation plans not approved by security holders	—	—	—
Total	62,244	32.37	246,575
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2017. The income statement data for the three fiscal years in the period ended November 30, 2017, and the balance sheet data as of November 30, 2016 and November 30, 2017, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2015, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2014 and November 30, 2013, have been derived from our audited historical consolidated financial statements, which are available on our website. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2013	2014	2015	2016	2017
	(in thousands, except share and per share data)
Income Statement Data:
Revenues:
Admissions, net	$129,824	$129,688	$130,154	$123,521	$121,505
Motorsports and other event related	425,530	433,738	451,838	477,197	491,664
Food, beverage and merchandise (1)	44,046	72,880	47,282	41,968	41,293
Other (2)	13,240	15,630	16,096	18,330	16,971
Total revenues	612,640	651,936	645,370	661,016	671,433
Expenses:
Direct:
NASCAR event management fees	159,349	162,988	167,841	171,836	178,403
Motorsports and other event related	125,928	128,229	131,109	133,322	134,136
Food, beverage and merchandise (1)	33,150	58,265	38,484	30,142	29,593
Other operating expenses	429	426	463	483	1,581
General and administrative	104,496	108,137	111,154	110,345	111,279
Depreciation and amortization (3)	93,989	90,352	94,727	102,156	109,733
Impairments / losses on retirements of long-lived assets (4)	16,607	10,148	16,015	2,905	10,552
Total expenses	533,948	558,545	559,793	551,189	575,277
Operating income	78,692	93,391	85,577	109,827	96,156
Interest income (5)	96	2,107	157	270	1,220
Interest expense (6)	(15,221)	(9,182)	(9,582)	(13,837)	(11,633)
Other (7)	75	5,380	730	12,896	344
Equity in net (loss) income from equity investments (8)	9,434	8,916	14,060	14,913	19,111
Income before income taxes	73,076	100,612	90,942	124,069	105,198
Income taxes (9)	27,784	33,233	34,308	47,731	(5,625)
Net income	$45,292	$67,379	$56,634	$76,338	$110,823

Basic and diluted earnings per share	$0.97	$1.45	$1.21	$1.66	$2.48

Dividends per share	$0.22	$0.24	$0.26	$0.41	$0.43
Weighted average shares outstanding:
Basic	46,470,647	46,559,232	46,621,211	45,981,471	44,648,586
Diluted	46,486,561	46,573,038	46,635,830	45,995,691	44,660,177
Balance Sheet Data (at end of period):
Cash and cash equivalents	$172,827	$158,847	$160,548	$263,727	$256,702
Working capital	153,780	110,783	146,915	217,802	240,027
Total assets	2,017,506	2,077,651	2,119,663	2,172,660	2,208,192
Long-term debt	271,680	268,311	262,762	259,416	255,612
Total debt	274,487	271,746	265,836	262,820	259,466
Total shareholders’ equity	1,287,155	1,346,432	1,393,215	1,400,360	1,459,922

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

(2)
Fiscal 2016 includes a favorable settlement related to certain ancillary operations of approximately $1.1 million, as well as $1.9 million in interest and additional consideration received as a result of the sale of Staten Island. Fiscal 2017 includes a favorable settlement relating to certain ancillary operations of approximately $1.0 million.

(3)
Fiscal year 2013 includes accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising and capacity optimization initiatives totaling approximately $15.4 million. Fiscal year 2014 includes accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising totaling approximately $11.1 million. Fiscal year 2015 includes accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising totaling approximately $6.8 million. Fiscal year 2017 includes accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with the ISM Raceway Redevelopment and other capital improvements including the infield project at Richmond totaling approximately $6.2 million.

(4)
Fiscal 2013 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity optimization initiatives and other capital improvements. Fiscal 2014 losses associated with demolition costs in connection with DAYTONA Rising, capacity optimization initiatives and other capital improvements. Fiscal 2015 losses associated with demolition costs in connection with DAYTONA Rising and other capital improvements. Fiscal 2016 losses associated with asset retirements and demolition and/or asset relocation costs in connection with capacity optimization initiatives at Richmond and other facility capital improvements. Fiscal 2017 losses associated with asset retirements and demolition and/or asset relocation costs in connection with capacity optimization initiatives and other facility capital improvements.

(5)	Fiscal 2014 includes approximately $1.8 million related to settlement of interest income on a long-term receivable.

(6)
Fiscal 2013, 2014 and 2015 include approximately $7.2 million, $6.0 million and $1.5 million, respectively, related to capitalized interest for DAYTONA Rising. Fiscal 2016 includes approximately $1.5 million related to capitalized interest for ONE DAYTONA, DAYTONA Rising, and other capital projects. Fiscal 2017 includes approximately $3.9 million related to capitalized interest for ONE DAYTONA and the ISM Raceway Redevelopment.

(7)
Fiscal 2014 includes the valuation adjustment related to consolidation of MA, representing the fair value over the carrying value as of January 31, 2014. Fiscal 2016 includes the receipt of interest and other consideration, of approximately $11.7 million, related to the sale of the Staten Island property.

(8)
Equity in net (loss) income from equity investments includes the Company’s 50.0 percent portion of Kansas Entertainment’s net income, more fully discussed in Management's Discussion and Analysis, Equity and Other Investments. Included in the Company's equity income in fiscal 2013 is a one-time property tax refund of approximately $1.1 million. Included in the Company's equity income in fiscal 2017 is a reduction in depreciation expense as a result of certain assets that have been fully depreciated of approximately $4.0 million.

(9)	Fiscal 2017 includes a tax adjustment as a result of the worthlessness of MA stock (see "Income Taxes").

GAAP to Non-GAAP Reconciliation
The following discussion and analysis of our financial condition and results of operations is presented below using other than U.S. generally accepted accounting principles (“non-GAAP”) and includes certain non-GAAP financial measures as identified in the reconciliation below. The non-GAAP financial measures disclosed herein do not have standard meaning and may vary from the non-GAAP financial measures used by other companies or how we may calculate those measures in other instances from time to time. Non-GAAP financial measures, such as EBITDA (see below for management interpretation of EBITDA), should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Also, our “core” financial measures should not be construed as an inference by us that our future results will be unaffected by those items, which are excluded from our “core” financial measures.
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
We use this non-GAAP information to analyze current performance and trends and make decisions regarding future ongoing operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP. The presentation of this non-GAAP financial information is not intended to be considered independent of or as a substitute for results prepared in accordance with GAAP. Management uses both GAAP and non-GAAP information in evaluating and operating the business and as such deemed it important to provide such information to investors.
The following financial information is reconciled to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting amounts determined in accordance with GAAP for certain items presented in the accompanying selected operating statement data.
The adjustments for 2013 relate to carrying costs of our Staten Island property, a legal judgment against us, marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation associated with DAYTONA Rising and capacity optimization initiatives, losses associated with the retirements of certain other long-lived assets, capitalized interest associated with DAYTONA Rising and net gain on sale of certain assets.
The adjustments for 2014 relate to a legal settlement, marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, impairment of MA long-lived intangible asset, settlement of interest income related to long-term receivable, DAYTONA Rising project capitalized interest, MA fair value adjustment and income tax benefits, and net loss on sale of certain assets.
The adjustments for 2015 relate to marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest and net loss on sale of certain assets.
The adjustments for 2016 relate to a legal settlement, certain track redevelopment projects, non-recurring, pre-opening costs incurred associated with DAYTONA Rising, losses associated with the retirements of certain other long-lived assets related to capacity optimization initiatives (which predominately include the removal of grandstands at Richmond) and other facility capital improvements, capitalized interest related to DAYTONA Rising, ONE DAYTONA and the ISM Raceway Redevelopment, gain on sale of Staten Island property, non-cash gain related to the transition of merchandise operations, and net gain on sale of certain assets (predominately associated with the sale of trailers in association with the transition of merchandise operations).
The adjustments for fiscal 2017 relate to non-recurring costs incurred associated with the ISM Raceway Redevelopment, accelerated depreciation (predominately associated with the ISM Raceway Redevelopment and other capital improvements including the infield project at Richmond), legal settlement, losses associated with the retirements of certain other long-lived assets related to the ISM Raceway Redevelopment and capacity optimization initiatives, capitalized interest related to ONE DAYTONA and the ISM Raceway Redevelopment, net gain on sale of certain assets, and net tax benefit predominately due to our Investment in MA (see "Income Taxes")..

	For The Year Ended November 30, 2013
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$73,076	$27,784	$45,292	$0.97
Adjustments:
Carrying costs related to Staten Island	2,840	1,112	1,728	0.04
Legal settlement/judgment	510	200	310	0.01
DAYTONA Rising project	1,501	588	913	0.02
Accelerated depreciation	15,392	6,034	9,358	0.20
Losses on retirements of long-lived assets	16,607	6,510	10,097	0.21
Capitalized interest	(768)	(301)	(467)	(0.01)
Net (gain) loss on sale of certain assets	(75)	(29)	(46)	—
Non-GAAP	$109,083	$41,898	$67,185	$1.44

	For the Year Ended November 30, 2014
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$100,612	$33,233	$67,379	$1.45
Adjustments:
Legal settlement/judgment	(635)	(249)	(386)	(0.01)
DAYTONA Rising project	1,106	434	672	0.02
Accelerated depreciation	11,117	4,359	6,758	0.14
Losses on retirements of long-lived assets	9,543	3,741	5,802	0.12
Impairment of MA's long-term receivable	605	—	605	0.01
Interest settlement on long-term receivable	(1,835)	(719)	(1,116)	(0.02)
Capitalized interest	(7,215)	(2,828)	(4,387)	(0.09)
MA fair value adjustment and income tax benefits	(5,447)	4,008	(9,455)	(0.20)
Net (gain) loss on sale of certain assets	67	26	41	0.00
Non-GAAP	$107,918	$42,005	$65,913	$1.42

	For the Year Ended November 30, 2015
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$90,942	$34,308	$56,634	$1.21
Adjustments:
DAYTONA Rising project	1,393	546	847	0.02
Accelerated depreciation	6,830	2,677	4,153	0.09
Losses on retirements of long-lived assets	16,015	6,280	9,735	0.21
Capitalized interest	(6,006)	(2,354)	(3,652)	(0.08)
Net (gain) loss on sale of certain assets	(730)	(286)	(444)	(0.01)
Non-GAAP	$108,444	$41,171	$67,273	$1.44

	For the Year Ended November 30, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$124,069	$47,731	$76,338	$1.66
Adjustments:
Legal settlement	(1,084)	(418)	(666)	(0.02)
Track redevelopment projects	240	93	147	0.01
DAYTONA Rising project	787	304	483	0.01
Losses on retirements of long-lived assets	2,905	1,122	1,783	0.04
Capitalized interest	(1,489)	(575)	(914)	(0.02)
Gain on sale of Staten Island	(13,631)	(5,262)	(8,369)	(0.18)
Gain on transition of merchandise operations	(797)	(308)	(489)	(0.01)
Net (gain) loss on sale of certain assets	(376)	(145)	(231)	(0.01)
Non-GAAP	$110,624	$42,542	$68,082	$1.48

	For the Year Ended November 30, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$105,198	$(5,625)	$110,823	$2.48
Adjustments:
ISM Raceway Redevelopment	551	211	340	0.01
Accelerated depreciation	6,154	2,352	3,802	0.08
Legal settlement	(980)	(375)	(605)	(0.01)
Losses on retirements of long-lived assets	10,278	3,928	6,350	0.14
Capitalized interest	(3,864)	(1,477)	(2,387)	(0.05)
Net tax benefit	—	46,038	(46,038)	(1.03)
Net (gain) loss on sale of certain assets	(330)	(126)	(204)	(0.01)
Non-GAAP	$117,007	$44,926	$72,081	$1.61

In an effort to enhance the comparability and understandability of certain forward looking financial guidance, such as ONE DAYTONA and the ISM Raceway Redevelopment (see "Liquidity and Capital Resources"), we adjust for certain non-recurring items that will be included in our future GAAP reporting to provide information that we believe best represents our expectations for our core business performance. Non-GAAP financial measures, such as EBITDA, which we interpret to be calculated as GAAP operating income, plus depreciation, amortization, impairment/losses on retirements of long-lived assets, other non-GAAP adjustments, and cash distributions from equity investments, are used in our analysis. We have not reconciled the non-GAAP forward-looking measure to its most directly comparable GAAP measure. Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors not in our control or not readily predictable, as detailed in the Risk Factors section of the Company's previously publicly filed documents, including Forms 10-K and 10-Q, with the SEC, any or all of which can significantly impact our future results. These components, and other factors, could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

The following schedule reconciles the Company's financial performance prepared in accordance with GAAP to the non-GAAP financial measure of EBITDA (in thousands):

	For the Year Ended November 30,
	2013	2014	2015	2016	2017

Net Income (GAAP)	$45,292	$67,379	$56,634	$76,338	$110,823
Adjustments:
Income taxes	27,784	33,233	34,308	47,731	(5,625)
Interest income	(96)	(2,107)	(157)	(270)	(1,220)
Interest expense	15,221	9,182	9,582	13,837	11,633
Other	(75)	(5,380)	(730)	(12,896)	(344)
Equity in net income from equity investments	(9,434)	(8,916)	(14,060)	(14,913)	(19,111)
Operating Income (GAAP)	$78,692	$93,391	$85,577	$109,827	$96,156
Adjustments:
Depreciation and amortization	93,989	90,352	94,727	102,156	109,733
Impairments/losses on retirements of long-lived assets	16,607	10,148	16,015	2,905	10,552
Other Non-GAAP adjustments (1)	4,851	471	1,393	(1,965)	(429)
Cash distributions from equity investments	21,500	22,000	32,050	25,900	25,450
EBITDA (non-GAAP)	$215,639	$216,362	$229,762	$238,823	$241,462

(1) Other Non-GAAP adjustments include:

i.
fiscal year 2013 adjustments related to carrying costs of our Staten Island property of approximately $2.8 million, a legal judgment against us of approximately $0.5 million, and marketing and consulting costs related to the DAYTONA Rising project, of approximately $1.5 million;

ii.	fiscal year 2014 adjustments related to a legal settlement of approximately ($0.6) million and marketing and consulting costs related to the DAYTONA Rising project, of approximately $1.1 million;

iii.	fiscal year 2015 adjustments related to marketing and other pre-opening costs for the DAYTONA Rising project, of approximately $1.4 million;

iv.
fiscal year 2016 adjustments related to a legal settlement of approximately ($1.1) million, gain on the sale of Staten Island of approximately ($1.9) million, and consulting costs incurred associated with the DAYTONA Rising project and other track redevelopment projects of approximately $1.0 million; and

v.	fiscal year 2017 adjustments related to a legal settlement of approximately ($1.0) million and costs associated with the ISM Raceway Redevelopment of approximately $0.6 million.
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
Costs related to leasing space in our facilities and retail operations, including those at ONE DAYTONA, are included in "Other operating expenses".
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
Basis of Presentation and Consolidation. We consolidate all entities we control by ownership of a majority voting interest and variable interest entities, when applicable, for which we have the power to direct activities and the obligation to absorb losses. Our judgment in determining if we consolidate a variable interest entity includes assessing which party, if any, has the power and benefits. Therefore, we evaluate which activities most significantly affect the variable interest entities' economic performance and determine whether we, or another party, have the power to direct these activities.
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
NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Cup, Xfinity and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. We, as the promoter, record 90.0 percent of the gross broadcast rights fees as revenue and then record 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
Our revenues from marketing partnerships are paid in accordance with negotiated contracts, with the identities of partners and the terms of sponsorship changing from time to time. Some of our marketing partnership agreements are for multiple facilities and/or events and include multiple specified elements, such as tickets, hospitality chalets, suites, display space and signage for each included event. The allocation of such marketing partnership revenues among the multiple elements, events and facilities is based on relative selling price. The sponsorship revenue allocated to an event is recognized when the event is conducted.

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
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and IMSA series. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While some individual sanction agreements may have a term as short as one year, sanction agreements with NASCAR's national touring series are five years in length and sanction agreements with IMSA are for a three year period. A significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
During the fiscal years ended November 30, 2015, 2016 and 2017, we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $16.0 million, $2.9 million and $10.6 million, respectively.
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
As of November 30, 2017, goodwill and other intangible assets and property and equipment account for approximately $1.8 billion, or 80.5 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, "Intangibles - Goodwill and Other", and for our long-lived assets in accordance with ASC 360, "Property, Plant and Equipment".
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
In connection with our fiscal 2017 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2017 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that could harm our operating results or financial condition. The carrying value of our equity investments were $86.2 million at November 30, 2017.
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
We have accounted for Kansas Entertainment in our financial statements as an equity investment as of November 30, 2017. Our 50.0 percent portion of Kansas Entertainment’s net income was approximately $14.1 million, $14.9 million and $19.1 million for fiscal years 2015, 2016 and 2017, respectively, and is included in equity in net income from equity investments in our consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment, for the year ended November 30, 2017, totaling $25.5 million, consist of $20.3 million received as a distribution from profits included in net cash provided by operating activities on our statement of cash flows; the remaining $5.2 million received was recognized as a return of capital from investing activities on our statement of cash flows. We received total distributions of approximately $25.9 million and $32.1 million, in fiscal 2016 and 2015, respectively.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 33.25 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in the Fairfield as an equity investment in our consolidated financial statements as of November 30, 2017. Our 33.25 percent portion of the Fairfield’s net loss, from inception, through November 30, 2017 primarily consist of de minimis administrative costs that are included in equity in net income from equity investments in our consolidated statements of operations. The Fairfield began operations in December 2017.
Autograph Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("Autograph"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate an Autograph hotel. The hotel, the Daytona, will be situated within the ONE DAYTONA development. In June 2017, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and the hotel is expected to open in late 2018. DHG is the managing member of the Autograph and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to its equity ownership. We have accounted for the joint venture in Autograph as an equity investment in its consolidated financial statements as of November 30, 2017. Our 34.0 percent portion of Autograph’s net loss, from inception, through November 30, 2017 primarily consists of de minimis administrative costs that are included in net income from equity investments in our consolidated statements of operations.
Residential Project at One Daytona
As part of the ONE DAYTONA project, we have entered into an additional joint venture related to a residential component of the ONE DAYTONA project (see "Liquidity and Capital Resources - ONE DAYTONA"), which is structured similarly to the Fairfield and Autograph joint ventures, where our share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. As of November 30, 2017, no contributions have been made towards the residential component of the ONE DAYTONA project.
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
Since the completion of DAYTONA Rising in January 2016, the DAYTONA 500 has sold out in 2016 and 2017. By providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising provided an immediate incremental lift in Daytona's revenues and earnings, meeting our expectations.

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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bore interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we received a principal payment of approximately $6.1 million plus interest on the mortgage balance through February 29, 2016.
In March 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. We have no further commitments or contingencies related to the property or its sale. As a result, in the second quarter of fiscal 2016, we recorded a gain of approximately $13.6 million. The deferred gain of $1.9 million was included in Other operating revenue in our consolidated statement of operations for fiscal 2016, and the interest, and additional consideration, received is included in Other in our consolidated statement of operations for fiscal 2016.
The net proceeds from the sale, combined with the mortgage interest and related cash tax benefits, has provided us with approximately $129.8 million in cash through the term of the mortgage.
Income Taxes
The principal causes of the decreased effective income tax rate, as compared to the statutory income tax rate, for the fiscal years ended November 30, 2015 and 2016 is due to reductions in certain state tax rates. The principal cause of the decreased effective income tax rate, as compared to the statutory income tax rate, for the fiscal year ended November 30, 2017 is due to a non-recurring tax benefit associated with the worthlessness of our investment in Motorsports Authentics, Inc. ("MA"), discussed below.
We determined that our stock investment in MA had become worthless under the U.S. federal income tax rules relating to worthless securities for the fiscal year ended November 30, 2017. Although we had previously reduced the carrying value of the investment to $0 in fiscal 2009, operations continued through August 2017, when management and the board of MA decided to cease operations and liquidate MA.
In the third quarter of fiscal 2017, we recorded a deferred tax asset of $48.2 million representing the tax benefit associated with the basis in the shares of MA that was not previously required to be recorded in the deferred assets, as it represents the outside basis difference in the shares of a subsidiary not previously held for sale. The basis in MA used to calculate the tax benefit is approximately $122.2 million.
In the fourth quarter of fiscal 2017, we completed our analysis and determined the loss qualifies as an ordinary loss for federal income tax purposes. As a result of the worthlessness of MA stock and this analysis, we recognized an income tax benefit of approximately $48.2 million for the period ending November 30, 2017. Management believes that it is more likely than not that the Company has sufficient taxable income to fully utilize these tax losses.
In fiscal 2017, we also impaired $2.1 million of deferred tax assets, resulting in a charge to income tax expense, related to federal loss carryforwards.
As a result of the above items, the Company’s effective income tax rate, for the fiscal years ended November 30, 2015, 2016 and 2017,were approximately 37.7 percent, 38.5 percent and (5.3) percent, respectively.
In December 2015, Congress passed the Protecting Americans from Tax Hikes Act which included a retroactive renewal back to January 1, 2015 of the previously expired tax legislation. The Act extended accelerated depreciation on qualified capital investments placed into service. This bonus depreciation provision is 50.0 percent for qualifying assets placed into service from 2015 through 2017, 40.0 percent for qualifying assets placed into service in 2018, and 30.0 percent for qualifying assets placed into service in 2019. The impact of this tax legislation did not affect our fiscal 2016 and 2017 effective tax rate.
On December 22, 2017, Congress signed into law the Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35.0 percent to 21.0 percent beginning in January of 2018, the elimination of the corporate alternative minimum tax, and the acceleration of depreciation for US tax purposes. In accordance with ASC 740 the impact of a change in tax law is recorded in the period of enactment. During the first quarter of 2018 we expect to record a material, non-cash, change in our deferred income tax liability with a corresponding material income tax benefit.
Future Trends in Operating Results
International Speedway Corporation ("ISC" or the "Company") is the leading owner of major motorsports entertainment facilities and promoter of motorsports-themed entertainment activities in the United States. We compete for discretionary spending and leisure time with many other entertainment alternatives and are subject to factors that generally affect the recreation, leisure and sports industry, including general economic conditions. Our operations are also sensitive to factors that affect corporate budgets. Such factors include, but are not limited to, general economic conditions, employment and wage levels, business conditions, interest and taxation rates, relative commodity prices, and changes in consumer tastes and spending habits.
Looking to the future, we believe positive trends in the broader U.S. economy coupled with ISC and the industry's long-term strategies will provide an environment for improved attendance-related and corporate partnership revenues. NASCAR secured its broadcast rights through the 2024 season, which benefits our entire industry. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us long-term cash flow visibility. Management believes the strategic initiatives and investments our Company and the motorsports industry have undertaken will continue to grow the sport and strengthen the long-term health of our Company.
The industry and its stakeholders have demonstrated their commitment to growing the sport by aligning with and executing upon growth initiatives supporting NASCAR's industry-wide strategic plan. NASCAR's stated objective is to build upon NASCAR's appeal by enhancing the connection with existing fans, as well as attracting and engaging new, long-term consumer demographics. The industry plan's focus areas include building greater product relevance, cultivating driver star power, growing social media activities and enhancing the event experience.
As part of the industry plan, NASCAR implemented several innovations focused on improving the on-track product and increasing it's appeal to our fans. These include the following:

•	Refined aerodynamic and downforce specifications that provide the driver greater control of the car;

•	Knockout group qualifying formats;

•	Overtime rules to address races that previously ended while under caution;

•	Enhancements to the NASCAR's Playoffs, including elimination rounds leading up to the Championship event for the three national touring series; and

•	Three stage racing format, similar to quarters or halves in other sports.
In January 2014, NASCAR announced a new championship format that puts greater emphasis on winning races throughout the season and expands the current playoff field to 16 drivers. For fiscal 2016, the playoff format was expanded to both Xfinity and Camping World Truck series events, qualifying 12 drivers and 8 drivers, respectively. The playoff implements a round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes each race matter even more, de-emphasizes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race.
In the 2017 NASCAR season, the stage based racing format, which breaks the race approximately into thirds, was announced with several goals in mind. First, it provides three periods of racing with natural breaks during the race for fans. Second, the stages are scored independently with points awarded for finishing in each stage that contribute toward the Championship. While the greatest amount of points are awarded for ultimately winning the race, the format provides a strong incentive for the drivers to compete throughout the race rather than waiting until later in the race, which raises the level of excitement throughout for the viewing audience.
Industry and fan feedback regarding the appeal of these changes has been positive, with a vast majority of fans embracing the format enhancements. We anticipate continued favorable momentum at our future Playoff-related events as we move forward.
We support NASCAR's industry strategy on a number of fronts. We have committed to improving our major motorsports facilities to enhance guest experiences and create stronger fan engagement. Specifically, one of the most ambitious and important projects in our history is the redevelopment of the frontstretch of the Daytona International Speedway, the Company's 58-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports stadium featuring unique experiences for our guests and new innovative marketing platforms for our corporate partners, broadcasters and industry stakeholders. Fan and stakeholder feedback was overwhelmingly positive and financial results in 2016 and 2017 exceeded expectations from the project. We believe that elevating the experience at Daytona will continue to drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and

NASCAR's brand. We also believe that this strategic project will positively influence attendance trends, corporate involvement in the sport, and long-term strength of future broadcast media rights revenues.
In early 2017, we announced, as part of our strategic plan and capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), that the ISC Board of Directors approved a project to redevelop the grandstands and infield for Phoenix Raceway, known as The ISM Raceway Project Powered by DC Solar ("ISM Raceway Redevelopment") (see "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar"). The project's cost is approximately $178.0 million and addresses critical facility maintenance, enhances the fan experience, provides valuable marketing assets for new sponsorship opportunities, and creates updated infield amenities including a new 'FanZone' where fans can view firsthand drivers and crews setting up their cars before the race. Phoenix is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup series weekends, including the second to the last Monster Energy NASCAR Cup Series event in the playoffs, and a fan-favorite, unique racetrack configuration in the twelfth major media market. Phoenix is an attractive, but competitive, marketplace and affords our facility an exciting opportunity to grow its brand, enhance the facility and guest experience and provide a sustainable financial return. In late September 2017, Phoenix Raceway and ISM Connect, a pioneer in smart venue technology, announced a multi-year partnership that includes naming rights for the Raceway’s modernized venue as well as the installation of a groundbreaking digital fan engagement experience. Beginning in 2018, the venue is now known as ISM Raceway.
Admissions
Creating excess demand for live event attendance while providing the optimal supply of high-quality seating inventory is an important aspect of our operating strategy. By effectively managing both ticket prices and seating capacity over a variety of customer segments, we have historically stimulated greater ticket renewals and driven advance ticket sales.
Driving advance ticket sales provides us many benefits such as earlier cash inflow and reducing the potential negative impact of actual or forecasted inclement weather. When evaluating ticketing initiatives, we first examine our ticket pricing structure for each segmented seating area and/or offering within our major motorsports entertainment facilities to ensure prices are congruent with market demand. When determined necessary, we adjust ticket pricing. We believe our ticket pricing philosophy appropriately factors current demand and provides attractive price points for all income levels and desired fan experiences.
It is important that we maintain the integrity of our ticket pricing model by ensuring our customers who purchase tickets during the renewal period get preferential pricing. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. Encouraging late cycle buying and offering excess promotional tickets could have a detrimental effect on our ticket pricing model and the long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth rather than to capture short-term incremental revenue at the expense of our customers who purchased tickets during the renewal period. We continue to implement innovative ticket pricing strategies to capture incremental admissions revenue including ticket price increases over time as the event nears and adjusting pricing of specific seats within a section or row with desirable attributes and greater demand.
To provide our guests with the best fan experience possible, we have improved fan amenities such as wider seating, increased access to social zones, which promote greater fan interaction/engagement, and adjusted sight lines for better viewing. Based on our experience, and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal experience for the fans. Enhancing the live event experience to differentiate it from the at-home television viewing experience, is a critical strategy for our future growth. Other benefits derived from capacity management include:

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

Corporate Partnerships
The power of the NASCAR brand along with its brand/product loyal fan base creates a highly attractive platform for corporate participation. The participation of FORTUNE 500 companies in NASCAR is greater than in any other sports property with more than one in four FORTUNE 500 companies invested in NASCAR, and nearly half of the FORTUNE 100 listed companies leverage NASCAR within their marketing strategy. The number of FORTUNE 500 companies investing in NASCAR has either grown or sustained for the last five consecutive years and is currently up nearly 30 percent over 2008. We anticipate this high-level of corporate interest will continue considering the appealing characteristics of our sport such as presence in key metropolitan statistical areas, the near year-round event schedule, our impressive portfolio of major motorsports events and attractive NASCAR fan demographics.
Even as companies demand more return on their marketing dollar, our company is focused on delivering an enhanced value proposition through our strategic initiatives. This includes enhanced facilities, more frequent and diverse content at our facilities, and deeper understanding of and integration with our corporate partners' business, among other things.
In 2017, Monster Energy replaced Sprint as only the third sponsor of NASCAR's premiere series. The partnership established a new brand identity for NASCAR's historically premiere racing series, that is modern, yet embraces the heritage of NASCAR racing. Monster Energy's first year as NASCAR premiere series entitlement partner was a rousing success and exceeded sponsorship metrics across the board.
As of January 2018, we have sold all but three Monster Energy NASCAR Cup race entitlements, all but two NASCAR Xfinity series entitlements, and all except two NASCAR Camping World Truck series entitlements. For fiscal 2018, we have agreements in place for approximately 75.0 percent of our gross marketing partnership revenue target. This is compared to fiscal 2017 at this time when we had approximately 76.0 percent of our gross marketing partnership revenue target sold and had entitlements for two Monster Energy NASCAR Cup, three NASCAR Xfinity, and one NASCAR Camping World Truck series entitlements either open or not announced. With the vast majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2018.
For DAYTONA Rising, we secured five long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, Sunoco, and Axalta, all of which meet or exceed ten year relationships. We continue to be pleased with corporate sales organic growth and sales driven by strong corporate demand from DAYTONA Rising, which opened in fiscal 2016. In Phoenix, we secured two long-term partnerships with DC Solar and ISM Connect. DC Solar sponsored the project construction phase and ISM became the Raceway's naming rights partner (see "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar"). The longer deal terms provide solid long-term contracted income visibility, allows our sales team to focus on incremental revenue generation and allows our partners more time to benefit from sponsor activation.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees are ISC's largest revenue source, accounting for approximately 50.2 percent of 2017 total revenues.
In August 2013, NASCAR finalized multi-platform broadcast rights agreements with NBCUniversal (“NBC”) and FOX Broadcasting Company ("FOX") for 10 years, beginning in 2015 through the 2024 season, for the broadcast and related rights for NASCAR's three national touring series. Financial terms were not disclosed, but leading industry sources estimate the combined agreements value at approximately $8.2 billion over the 10 years. The agreements include Spanish-language rights and the rights to stream authenticated NASCAR content over the broadcasters' affiliated digital platforms. The streaming and/or video-on-demand rights are often referred to as 'TV Everywhere' rights in the broadcast industry. These rights are important to the broadcasters, who can monetize alternative digital delivery methods of NASCAR content, and address the shifting ways people consume live sports content.
FOX has exclusive rights to the first 16 Monster Energy NASCAR Cup Series point races beginning each year with the prestigious DAYTONA 500. In addition, FOX retains the rights to the NASCAR Cup Series All-Star Race, The Advance Auto Parts Clash, Can-Am Duel, 14 NASCAR Xfinity Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 Monster Energy NASCAR Cup Series point's races including NASCAR’s Playoffs, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in fiscal 2015. In fiscal 2018, NASCAR will have 17 Monster Energy NASCAR Cup races on network television, the same as fiscal 2017.
NASCAR's solid ratings, the strong demand for live sports programming and the proliferation of on-demand content were significant factors leading up to 2013, enabling NASCAR to sign a lucrative10 year broadcast agreement in 2013.

In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 84 million television households. In addition to NASCAR, Fox Sports 1 has deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer, United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast television to cable/satellite, which generally can support a higher investment due to subscriber fees that are not available to traditional networks. In 2017, Fox Sports 1 broadcast six live Monster Energy NASCAR Cup points events and ten NASCAR Xfinity events.  NASCAR events and content are consistently among the highest rated programming on Fox Sports 1.
In January 2, 2012, NBC Sports Network (NBCSN) was re-branded to align NBC owned sports channels with its NBC sports division, which consists of a unique array of sports assets, including NBC Sports, NBC Olympics, NBC Sports Network ("NBCSN") , Golf Channel, 10 NBC Sports Regional Networks, NBC Sports Radio and NBC Sports Digital (Sports Live Extra). NBCSN is available in approximately 84 million pay television homes. NBC Sports Group possesses an unparalleled collection of television rights agreements, and in addition to NASCAR partners with some of the most prestigious sports properties in the world including the International Olympic Committee and United States Olympic Committee, the NFL, NHL, PGA TOUR, The R&A, PGA of America, Churchill Downs, Premier League, Tour de France, French Open, Formula One, IndyCar and many more. In 2017, NBCSN broadcast thirteen Monster Energy NASCAR Cup events and fourteen NASCAR Xfinity events, which represented some of the highest rated programming for NBCSN.
NASCAR continues to deliver strong audiences in a changing media consumption environment. Even as fans of all sporting events choose to consume content through digital and social media alternatives in addition to television viewing, NASCAR's live television draw is powerful. NASCAR Cup events ranked as the number one or two sports broadcast of the weekend 22 times during the 2017 season, or five times more than in 2016, During 2017, NASCAR's premier series events averaged approximately 4.1 million viewers tuned in per minute with approximately 58.0 million total unique television viewers which among sports properties was behind only the NFL
At the beginning of the 2017 NASCAR season, the Daytona 500 proved once again why it is the premiere and most significant motorsports event in the world. The race coverage and consumption garnered a 6.6 rating with an average of 11.9 million viewers tuning in per minute, growing viewership approximately 5.0 percent year-over-year. In addition to the overall viewership, the Daytona 500 delivered positive viewership gains across key demographics such as 16.0 percent audience increase in adults age 18 to 34. The race generated the largest millennial audience since 2013.
During the 2017 season, ratings on FOX declined versus prior year, paralleling the general trend in 2017 for sports viewership and television media consumption of other marquee sports properties driven by declining numbers of households using television. In addition, total media consumption metrics that measure all consumption channels are as yet unavailable. In spite of these headwinds, Fox Sports 1 NASCAR ratings increased approximately 3.8% versus 2016 demonstrating the value the NASCAR product brings to the sports network.
In the second half of the 2017 season, NASCAR Cup Races on NBC and NBCSN began with a successful kickoff in Daytona for the July NASCAR weekend resulting in the most-watched summer Daytona race since 2011, with 5.7 million viewers. Some significant 2017 season highlights for NBCSN include the number one most watched NBCSN telecast on record for the Brickyard 400 Cup event, and NASCAR Cup races now account for the five most watched telecasts ever on that network. Finally, the NASCAR Cup Championship race from Miami was the second most-watched NASCAR season championship since 2011 and at peak recorded 8.4 million viewers per minute.
Domestic broadcast media rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR Cup, Xfinity and Camping World Truck series events conducted at our facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $314.5 million, $325.1 million and $337.4 million for fiscal 2015, 2016 and 2017, respectively. Operating income generated by these media rights were approximately $228.4 million, $236.7 million and $245.7 million for fiscal 2015, 2016 and 2017, respectively.
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

Digital Media
In 2017, the broader media landscape continued its evolution as a result of changing customer consumption habits. The rise of alternative distribution channels has propelled media companies to establish new technology partners/platforms to address these changes. A September 2017 Price Waterhouse Coopers Sports survey identified three sports media market 'disruptors' to be as follows:

•	new content delivery platforms such as 'OTT' (over the top), digital media, and applications;

•	growth in use of mobile described as "ubiquitous access to sports content"; and

•	rights holders establishing direct fan relationships via proprietary TV channels, social media, etc.
NASCAR's media strategy includes development and distribution of rich/dynamic content through all ways people consume media, whether traditional linear television broadcast, dynamic web/mobile content such as NASCAR.com, and/or through social-media channels. NASCAR takes a balanced approach to measure the 'total audience' media consumption with metrics tracking television, digital, and social media channel consumption.
On the digital distribution front, NASCAR continually enhances NASCAR.com and NASCAR Mobile applications to strengthen the Industry's digital presence and drive enhanced fan engagement. Additionally, NASCAR continues to learn from the Fan and Media Engagement Center, a powerful tool used to better understand digital conversations and optimize engagement with the social community.
The 2017 Daytona 500 solidified the importance of digital and social channels as a means to consume and engage NASCAR. A few key digital/social performance highlights from that race are as follows:

•
Digital sites generated approximately 2.5 million race day visits, up approximately 47.0 percent compared to last year. The newly redesigned Race Center was the leading product consumed, with more than 73 thousand visits per hour;

•	For NASCAR mobile, usage increased approximately 27.0 percent over prior year;

•	NASCAR Digital also saw an approximate 36.0 percent race day lift in traffic from Mexico, led by interest in young driver Daniel Suarez;

•	On social channels, 2.2 million people engaged with content about the race making it the most socially engaging television program of that week, behind only the Oscars; and

•	Overall, there were 51.3 million race day social impressions.
During the 2017 season, NASCAR Digital Platforms (NASCAR.com, NASCAR Mobile web and NASCAR Mobile applications) continued delivering strong growth with approximately 1.7 million average unique visitors per race day, equaling approximately seven percent growth year over year. Visits to these platforms represents about two thirds of all NASCAR content consumed online, and almost three quarters of all visitors access via mobile. Additionally, NASCAR’s social metrics continue demonstrating growth versus prior year and has generated an average of approximately 23 million race day impressions each event for the 2017 season to date. The strong growth in digital and social channels illustrates the changing way fans consume content and is evidence of the continued interest and engagement by NASCAR's audience.
We are encouraged by the growing reach and engagement that is a direct result of our industry's strategic initiatives. We expect these channels to continue to grow and believe the industry is well positioned to monetize these channels as our fans (mirroring society-at-large) consume more content in non-traditional ways.
Along with NASCAR, we closely monitor changes in the television and media landscape. As the media landscape continues to evolve we believe we are well positioned to navigate because of our long-term partnerships with industry leaders FOX and NBC, who own the rights to digital distribution of NASCAR content through the current broadcast agreement through 2024. Collectively we view the shifts in media consumption as positives for consumers and provides our sport the opportunity to develop and deliver compelling content in rich and diverse ways to interact with our fans. In addition, NASCAR continuously monitors the broadcast environment and seeks to maximize its return on content with our partners and for the industry stakeholders.

Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 89.3 percent of our revenues in fiscal 2017. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Cup series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well as promoters.
In October 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of the Company’s inventory of NASCAR Cup, Xfinity and Camping World Truck Series events. In fiscal 2017, we conducted 21 NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each Sanction Agreement is for a term of five years, through 2020. Other than the term, the Sanction Agreements are substantially similar to those entered into in previous years. The Sanction Agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The Sanction Agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the Sanction Agreements. NASCAR and NEM are controlled by members of the France Family Group which controls approximately 74.1 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2017, and some members of which serve as directors and officers of International Speedway Corporation. The Company strives to ensure, and management believes that, the terms of the Sanction Agreements transactions are reasonable. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
Operating Margins
The company exhibits financial discipline with a focus on maintaining or growing operating margins. Management has sustained cost reductions implemented in previous years and continuously pursues new initiatives that improve our operating efficiency without negatively impacting the guest experience. We do this primarily by leveraging our scale or evaluating opportunities to source work with best in class operators. From time to time, our business evaluates incremental profit opportunities that may or may not equal the same operating margin as the overall company margin, but with comparable business our objective is to sustain or grow business margins.
Capital Improvements
Enhancing the live event experience for our guests is a key strategic pillar to drive future growth. We compete for the consumers' discretionary dollar with other entertainment options such as concerts and other major sporting events not just motorsports events. In addition, fans continue to demonstrate willingness to pay for more unique, immersive, and segmented experiences that cannot be duplicated at home. Today's consumer wants improved traffic flow, comfortable and wider seating, clean and available restroom facilities, more points of sale, enhanced audio and visual engagement, social zones and greater connectivity. Providing these enhancements often requires capital reinvestment.
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
Growth Strategies
Our growth strategies continuously explore ways to grow our businesses through acquisitions and external developments that offer attractive financial returns and leverage our core competencies. A prime example is our partnering with Penn National Gaming, Inc. in a 50/50 joint venture to develop and operate a Hollywood-themed and branded entertainment destination facility overlooking turn two of Kansas Speedway (see “Hollywood Casino at Kansas Speedway”).

The Hollywood Casino at Kansas Speedway provides positive cash flow to us and positive equity income in our consolidated statement of operations for fiscal 2015, 2016 and 2017. We expect for our 2018 fiscal year that our share of the cash flow from the casino's operations will be approximately $26.0 million to $27.0 million dollars.
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from the Daytona International Speedway, which has crafted a strategy that will create synergy with the Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis. As of November 30, 2017, our anchor tenants, Cobb Daytona Luxury Theatres and Bass Pro Shops, as well as Guitar Center have been open and operating. The Fairfield Inn & Suites, P.F. Chang’s and IT'SUGAR opened in December 2017. We are targeting substantial completion of the remaining retail, dining and entertainment locations in early fiscal 2018 and completion of The Daytona in late fiscal 2018 (see “Liquidity and Capital Resources - ONE DAYTONA”).
We remain interested in pursuing further ancillary developments at certain of our other motorsports facilities which enhance our core business, are market-driven, and provide a prudent return on investment.
Current Operations Comparison
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended
	2015	2016	2017
Revenues:
Admissions, net	20.2%	18.7%	18.1%
Motorsports and other event related	70.0	72.2	73.2
Food, beverage and merchandise	7.3	6.3	6.2
Other	2.5	2.8	2.5
Total revenues	100.0	100.0	100.0
Expenses:
Direct:
NASCAR event management fees	26.0	26.0	26.6
Motorsports and other event related	20.3	20.2	20.0
Food, beverage and merchandise	6.0	4.6	4.4
Other operating expenses	0.1	0.1	0.2
General and administrative	17.2	16.6	16.6
Depreciation and amortization	14.7	15.5	16.3
Losses on retirements of long-lived assets	2.4	0.4	1.6
Total expenses	86.7	83.4	85.7
Operating income	13.3	16.6	14.3
Interest expense, net	(1.5)	(2.1)	(1.5)
Other	0.1	2.0	0.1
Equity in net income from equity investments	2.2	2.3	2.8
Income before income taxes	14.1	18.8	15.7
Income taxes	5.3	7.2	(0.8)
Net income	8.8%	11.6%	16.5%
Comparison of Fiscal 2017 to Fiscal 2016
The comparison of fiscal 2017 to fiscal 2016 is impacted by the following factors:

•	In the first quarter of fiscal 2017, we hosted the Ferrari World Finals at Daytona International Speedway ("Daytona"), for which there was no comparable event in fiscal 2016;

•
In the second quarter of fiscal 2017, the Hollywood Casino at Kansas Speedway began recognizing a reduction in depreciation expense as a result of certain assets that have been fully depreciated as compared to the same period in the prior year. For the fiscal year ended November 30, 2017, our 50.0 percent share of the reduction in depreciation expense was approximately $4.0 million;

•
In fiscal 2017, we recognized approximately $0.6 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to the ISM Raceway Redevelopment that could not be capitalized. During fiscal 2016, we recognized approximately $0.8 million, or $0.01 per diluted share, of similar costs, predominately related to DAYTONA Rising;

•
During fiscal 2017, we recognized approximately $6.2 million, or $0.08 per diluted share, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with the ISM Raceway Redevelopment and certain other capital improvements. There were no comparable costs during fiscal 2016;

•
In fiscal 2017, we recognized approximately $10.3 million, or $0.14 per diluted share, of mostly non-cash losses associated with asset retirements and demolition and/or asset relocation costs in connection with capacity optimization initiatives and other facility capital improvements. Included in these losses were approximately $0.9 million of expenditures related to demolition and/or asset relocation costs. The remaining charges were non-cash charges. During fiscal 2016, we recognized approximately $2.9 million, or $0.04 per diluted share, of similar charges, in connection with DAYTONA Rising and capacity optimization initiatives. Included in these losses were approximately $0.5 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash charges;

•
During fiscal 2017, we capitalized approximately $3.9 million, or $0.05 per diluted share, of interest related to ONE DAYTONA and the ISM Raceway Redevelopment. During fiscal 2016, we recognized approximately $1.5 million, or $0.02 per diluted share, of similar interest capitalization related to ONE DAYTONA and DAYTONA Rising;

•
During fiscal 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note of our Staten Island property. As a result, we recorded a gain of approximately $13.6 million, or 0.18 per diluted share, comprised of deferred gain, interest, and other consideration paid. The deferred gain of $1.9 million is included in Other operating revenue in our consolidated statement of operations, and the interest, and additional consideration, received is included in Other in our consolidated statement of operations (see "Equity and Other Investments”). There was no comparable transaction in fiscal 2017;

•
During fiscal 2016, we recognized a non-cash gain related to the transition of merchandise operations of approximately $0.8 million, or $0.01 per diluted share. There was no comparable transaction in fiscal 2017; and,

•
In fiscal 2017, we recorded a non-recurring net tax benefit of approximately $46.0 million, or $1.03 per diluted share, including approximately $48.2 million, or $1.09 per diluted share, associated with the worthlessness of our investment in Motorsports Authentics, Inc., partially offset by an impairment of a deferred tax asset of approximately $2.1 million, or $0.04 per diluted share (see "Income Tax"). There was no comparable transaction in fiscal 2016.

Fiscal 2017 admissions revenue decreased approximately $2.0 million, or 1.6 percent compared to fiscal 2016. The decrease is substantially due to the lower attendance for certain NASCAR and other events. Partially offsetting these decreases were increases due to certain price changes and service fees, admissions revenue increases for fall weekend NASCAR events held at Talladega, Phoenix, and Homestead-Miami, the Daytona 500 held in February, the Coke Zero 400 held in July at Daytona, and the aforementioned Ferrari World Finals.
Motorsports and other event related revenue increased approximately $14.5 million, or 3.0 percent, in fiscal 2017 as compared to fiscal 2016. The increase is largely attributable to increases in television broadcast revenue of approximately $11.8 million. Also contributing to the increase were increases in sponsorship and hospitality revenues of approximately $2.7 million for Speedweeks and Coke Zero 400 weekend events held at Daytona, increases in track rentals of approximately $1.6 million, and sponsorship revenues of approximately $0.4 million related to the aforementioned Ferrari World Finals. Partially offsetting these increases were decreases in sponsorship, hospitality, advertising, and other related revenues totaling approximately $2.0 million for certain other NASCAR and non-NASCAR events held during the period.
Food, beverage and merchandise revenue decreased approximately $0.7 million, or 1.6 percent, in fiscal 2017 as compared to fiscal 2016. The decrease is predominately due to lower concessions revenues of approximately $1.1 million due to a strategic restructuring of concession operations at certain facilities. Partially offsetting the decrease were increased catering revenues of approximately $0.4 million, predominately from the aforementioned Ferrari World Finals.
NASCAR event management fees increased by approximately $6.6 million, or 3.8 percent, in fiscal 2017 as compared to fiscal 2016. The increase in contracted NEM fees includes approximately $3.2 million attributable to the increase in television broadcast rights fees.
Motorsports and other event related expense increased by approximately $0.8 million, or 0.6 percent, in fiscal 2017 as compared to fiscal 2016. The increase is predominately due to approximately $2.2 million of increased charges related directly to certain increased revenues, $1.4 million related to supporting track rental revenues, and approximately $0.3 million of labor and purchased services related to the aforementioned Ferrari World Finals. Offsetting the increase were reductions of approximately $3.1 million related to the aforementioned cost reduction efforts on purchased services and other motorsports related costs at certain NASCAR and other events. Motorsports and other event related expenses as a percentage of combined admissions and motorsports and other event related revenue remained fairly consistent at approximately 21.9 percent for fiscal 2017, as compared to 22.2 percent for the same period in the prior year.
Food, beverage and merchandise expense decreased approximately $0.5 million, or 1.8 percent, in fiscal 2017 as compared to fiscal 2016. The decrease is predominately due to approximately $0.9 million related to the aforementioned strategic restructuring of concession operations at certain facilities, and approximately $0.8 million related to efficiencies achieved in catering and concessions during the second year of operating in the facilities significantly renovated as part of the DAYTONA Rising project, as compared to the same period in the prior year. Partially offsetting this decrease were increases in catering and concessions of approximately $0.6 million related to the aforementioned Ferrari World Finals and approximately $0.5 million related to non-motorsports events. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue remained consistent at approximately 71.7 percent for fiscal 2017, as compared to 71.8 percent for the same period in the prior year.
General and administrative expense increased approximately $0.9 million, or 0.8 percent, in fiscal 2017 as compared to fiscal 2016. The increase is primarily due to increases in certain administrative costs of approximately $1.6 million, which include approximately $0.8 million of one-time charges. Offsetting the increase is approximately $0.8 million of costs associated with the opening of the world's first motorsports stadium at Daytona in fiscal 2016, for which there were no comparable costs in the current period. General and administrative expenses as a percentage of total revenues remained consistent at approximately 16.6 percent for fiscal 2017, as compared to 16.7 percent for fiscal 2016.
Depreciation and amortization expense increased approximately $7.6 million, or 7.4 percent, in fiscal 2017, as compared to fiscal 2016. The increase is primarily due to approximately $4.8 million of accelerated depreciation relating to the ISM Raceway Redevelopment, approximately $1.0 million of accelerated depreciation on certain other capital improvements, approximately $1.4 million relating to new assets placed in service associated with ONE DAYTONA and other owned facilities and approximately $1.3 million relating to full-year impact of assets placed in service in 2016 associated with DAYTONA Rising. Partially offsetting the increase for the nine month period, is approximately $0.9 million related to assets that have been fully depreciated, or removed from service, as compared to the same respective periods in the prior year.
Losses on retirements of long-lived assets increased approximately $7.6 million, or 263.2 percent, in fiscal 2017, as compared to fiscal 2016. The increase is primarily due to approximately $8.2 million in connection with capacity optimization initiatives and approximately $0.4 million related to the sale of certain assets. Partially offsetting the increase were decreases of approximately $1.0 million of costs associated with demolition and other facility capital improvements in fiscal 2017, as compared to fiscal 2016.
Interest income increased approximately $1.0 million in fiscal 2017, as compared to fiscal 2016. The increase is due to increased interest rates received on cash deposits.
Interest expense decreased approximately $2.2 million, or 15.9 percent, in fiscal 2017, as compared to fiscal 2016. The decrease is predominately due to higher capitalized interest related to ONE DAYTONA of approximately $1.9 million, and the ISM Raceway Redevelopment of approximately $1.0 million. Partially offsetting the decrease was an approximate increase of $0.6 million related to capitalized interest associated with DAYTONA Rising in fiscal 2016, and approximately $0.1 million related to certain other projects where assets were placed in service.
Equity in net income from equity investments in fiscal 2017 and 2016, respectively, substantially represents our 50.0 percent equity investments in Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”). Equity in net income from equity investments increased approximately $4.2 million, or 28.1 percent, in fiscal 2017, as compared to fiscal 2016. The increase is predominately a result of the aforementioned decrease in depreciation expense as a result of certain assets that have been fully depreciated as compared to the same period in the prior year, partially offset by lower operating profits in the first quarter of fiscal 2017, as compared to same period in the prior year.
Our effective income tax rate decreased from approximately 38.5 percent expense to an approximately 5.3 percent benefit during fiscal 2017 compared to fiscal 2016, primarily driven by the non-recurring net tax benefit from our investment in MA (see “Income Taxes”).
As a result of the foregoing, net income increased approximately $34.5 million, or $0.82 per diluted share, for fiscal 2017 as compared to fiscal 2016.
Comparison of Fiscal 2016 to Fiscal 2015
The comparison of fiscal 2016 to fiscal 2015 is impacted by the following factors:

•
Year-over-year increases in operating revenues and expenses were significantly driven by the completion of the DAYTONA Rising project prior to the first quarter of fiscal 2016 events at Daytona International Speedway ("Daytona");

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

•
For fiscal 2015, we recognized non-recurring revenue and expense related to the transition of merchandise operations of approximately $10.4 million and $12.3 million, respectively. Included in this amount were approximately $6.4 million for inventory sold to Fanatics and $4.0 million of wholesale transactions by MA. These revenues drove a total of approximately $12.3 million in expense including product costs associated with the non-recurring transactions, non-recurring costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations, for which there was no related revenue . There were no comparable transactions in fiscal 2016;

•
In fiscal 2016, we recognized approximately $0.8 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that were included in general and administrative expense related to DAYTONA Rising. During fiscal 2015, we recognized approximately $1.4 million, or $0.02 per diluted share, of similar costs;

•
During fiscal 2015, we recognized approximately $6.8 million, or $0.09 per diluted share, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity optimization initiatives. There were no comparable costs during fiscal 2016;

•
In fiscal 2016, we recognized approximately $2.9 million, or $0.04 per diluted share, of losses associated with asset retirements and demolition and/or asset relocation costs in connection with capacity optimization initiatives and other facility capital improvements. Included in these losses were approximately $0.5 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash charges. During fiscal 2015, we recognized approximately $16.0 million, or $0.21 per diluted share, of similar charges, in connection with DAYTONA Rising and capacity optimization initiatives. Included in these losses were approximately $12.5 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash charges;

•
During fiscal 2016, we capitalized approximately $1.5 million, or $0.02 per diluted share, of interest related to ONE DAYTONA, DAYTONA Rising and the the ISM Raceway Redevelopment. During fiscal 2015, we recognized approximately $6.0 million, or $0.08 per diluted share, of similar interest capitalization related to DAYTONA Rising;

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

Fiscal 2016 admissions revenue decreased approximately $6.6 million, or 5.1 percent compared to fiscal 2015. The decrease was predominately due to decreased attendance and/or admissions at NASCAR events held at certain of our locations. In addition, the NASCAR Cup event held at Richmond International Raceway ("Richmond") was moved from its traditional Saturday evening schedule to a Sunday afternoon time slot, and the threat of inclement weather during the NASCAR events held at Talladega Superspeedway ("Talladega") also contributed to the decrease. Partially offsetting these decreases were increased attendance and/or admissions related to DAYTONA Rising for events held during Daytona Speedweeks, including the Daytona 500, Bikeweek events, the Coke Zero 400 and the Rolex 24, as well as NASCAR and IMSA weekends at Watkins Glen.
Motorsports and other event related revenue increased approximately $25.4 million, or 5.6 percent, in fiscal 2016 as compared to fiscal 2015. The increase was largely attributable to increases in sponsorship and hospitality revenues of approximately $12.7 million, primarily related to DAYTONA Rising and the events held during Daytona Speedweeks. Also contributing to the increase were increases in television broadcast revenue of approximately $8.5 million, ancillary rights of approximately $2.2 million and other track related revenues totaling approximately $1.6 million, as well increased revenues from the aforementioned music festivals totaling approximately $1.0 million, as compared to the prior year.

Food, beverage and merchandise revenue decreased approximately $5.3 million, or 11.2 percent, in fiscal 2016 as compared to fiscal 2015. When excluding the aforementioned transition of merchandise operations of approximately $11.1 million, food, beverage and merchandise revenue increased approximately $5.8 million as compared to the prior year. This increase was attributed to increased non-motorsports related catering and concessions revenue related to the aforementioned HARD and Country 500 music festivals of approximately $3.6 million, approximately $1.5 million related to disaster relief efforts in the Daytona Beach area related to Hurricane Matthew, and increased motorsports related catering and concessions of approximately $2.5 million. Slightly offsetting the increase was approximately $1.8 million related to the aforementioned Phish Magnaball music festival held in fiscal 2015, for which the event was not held in fiscal 2016.
NASCAR event management fees increased by approximately $4.0 million, or 2.4 percent, in fiscal 2016 as compared to fiscal 2015. The increase included approximately $5.6 million attributable to contracted NEM fees, of which approximately $2.7 million is attributable to the increase in television broadcast rights fees, as NASCAR sanction agreements require a specific percentage of television broadcast rights fees to be paid to competitors for the NASCAR Sprint Cup, Xfinity and Camping World Truck series. This increase was offset by the aforementioned Chicagoland Xfinity series held in 2015 for which there were no comparable events in 2016.
Motorsports and other event related expense increased by approximately $2.2 million, or 1.7 percent, in fiscal 2016 as compared to fiscal 2015. The increase was attributable to increased purchased services and personnel related expenses for other events of approximately $2.6 million, higher operating costs of approximately $1.5 million, associated with the opening of the world's first motorsports stadium at Daytona, and approximately $1.9 million of expenses related to the aforementioned IndyCar event held at Phoenix in fiscal 2016, which was not held in fiscal 2015. Partially offsetting the increase were reductions in expenses of approximately $4.0 million, related to certain fiscal 2015 events held at Chicagoland and Auto Club Speedway which were not held in fiscal 2016. Motorsports and other event related expenses as a percentage of combined admissions and motorsports and other event related revenue remained consistent at approximately 22.2 percent for fiscal 2016, as compared to 22.5 percent for the same period in the prior year.
Food, beverage and merchandise expense decreased approximately $8.3 million, or 21.7 percent, in fiscal 2016 as compared to fiscal 2015. When excluding the aforementioned fiscal 2015 costs for transition of merchandise operations of approximately $10.5 million, food, beverage and merchandise expense increased by approximately $2.2 million, as compared to the prior year. The increase was primarily attributed to increased concession related expenses of approximately $3.2 million, attributed to the aforementioned HARD summer music festival at Auto Club Speedway and the Country 500 music festival at Daytona, for which these events were not held in fiscal 2015, and increased motorsports related concessions and catering expenses of approximately $0.8 million. Slightly offsetting the increase was approximately $1.6 million of concession expenses related to the aforementioned Phish Magnaball music festival at Watkins Glen for which this event was not held in fiscal 2016. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 71.8 percent for fiscal 2016, as compared to 81.4 percent for the same period in the prior year. The margin improvement was primarily a result of the aforementioned transition in merchandising operations in fiscal 2015, as well as lower cost of sales related to concessions and catering as compared to the same period in the prior year, driven by improvements in menu engineering and production strategy coupled with a modest per cap increase.
General and administrative expense decreased approximately $0.8 million, or 0.7 percent, in fiscal 2016 as compared to fiscal 2015, predominately due to a reduction of approximately $2.2 million in certain administrative costs, a decrease in certain land lease payments of approximately $1.1 million and approximately $0.5 million of costs related to building maintenance that occurred in fiscal 2015, for which there were no comparable costs in fiscal 2016. Partially offsetting the decrease were approximately $1.4 million of costs associated with the opening of the world's first motorsports stadium at Daytona, approximately $0.4 million of property taxes, approximately $0.7 million of lower reimbursed expenses related to the aforementioned transition in merchandising operations, and approximately $0.5 million in purchased services, as compared to prior year. General and administrative expenses as a percentage of total revenues decreased slightly to approximately 16.8 percent for fiscal 2016, as compared to 17.3 percent for fiscal 2015. The slight margin increase was predominately due to higher total revenues in fiscal 2016.
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

	2015	2016	2017
Cash and cash equivalents	$160,548	$263,727	$256,702
Working capital	146,915	217,802	240,027
Total debt	265,836	262,820	259,466
At November 30, 2017, our working capital was primarily supported by our cash and cash equivalents totaling approximately $256.7 million. The increase in working capital at November 30, 2017, as compared to the prior period, is predominately attributable to an increase in our income tax receivable (see "Income Taxes"). The increase in working capital at November 30, 2016, as compared to the November 30, 2015 period, is predominantly attributable to the refund received, of approximately $50.8 million, in February 2016 of all of the Federal income tax estimated payments made in fiscal year 2015. This was a result of the Protecting Americans from Tax Hikes Act, passed by Congress in December 2015, which renewed previously expired tax legislation that included a retroactive renewal back to January 1, 2015. Also contributing to the increase in working capital were the cash proceeds from the sale of the Staten Island property (see "Equity and Other Investments - Staten Island Property").
Significant cash flow items during fiscal the fiscal years ended November 30 are as follows (in thousands):

	2015	2016	2017
Net cash provided by operating activities (1)	$151,987	$245,888	$191,387
Capital expenditures (2)	(155,016)	(140,793)	(145,133)
Distribution from equity investee and affiliate (3)	32,050	25,900	25,450
Proceeds from sale of Staten Island property (4)	4,648	67,890	—
Equity investments and advances to affiliate (5)	—	(130)	(147)
Net proceeds (payments) related to long-term debt	(3,437)	(3,408)	(3,738)
Dividends paid and reacquisitions of previously issued common stock (6)	(13,111)	(74,571)	(55,590)
(1) Variances in net cash provided by operating activities were predominately due to the amount and timing of cash payments for income taxes (see "Income Taxes"). The decrease in net cash provided by operating activities, during the period ended November 30, 2017, as compared to the same period in the prior year, is driven primarily by the aforementioned Federal income tax refund received in February 2016.
(2) Fiscal 2017 activity in capital expenditures is predominately due to ONE DAYTONA (see "ONE DAYTONA") and the ISM Raceway Redevelopment (see "The ISM Raceway Project Powered by DC Solar"). Fiscal 2016 activity in capital expenditures is predominately due to DAYTONA Rising and ONE DAYTONA. Fiscal 2015 activity in capital expenditures is predominately due to DAYTONA Rising.
(3) Distributions from equity investee and affiliates, consist of amounts received as distribution from their profits and returns of capital as detailed in our statement of cash flows.
(4) Proceeds from sale of Staten Island property consist of interest and principle amounts received as detailed in our statement of cash flows.
(5) Amounts relate to Hollywood Casino at Kansas Speedway ("Equity and Other Investments") and ONE DAYTONA (see "ONE DAYTONA"), respectively.
(6) Amounts relate to dividends paid and reacquisition of previously issued common stock (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds").

Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2017, we have approximately $291.6 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
We continue to operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021.  This allocation will fund a reinvestment at Phoenix, as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  In 2017 we began the redevelopment of Phoenix (see “The ISM Raceway Project Powered by DC Solar”) and the infield at Richmond (see "Richmond Raceway") with completion for both projects targeted in late 2018, therefore, we expect spending to be somewhat front-loaded.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return of this invested capital in the low-to-mid single digits;

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

•
Return of capital to shareholders through dividends and share repurchases is a significant pillar of our capital allocation.  In fiscal 2017 we increased our dividend approximately 4.9 percent to $0.43 per share.  We expect dividends to increase in 2018 and beyond, by approximately four to five percent annually.  For the year ended November 30, 2017, we repurchased 979,328 shares of Class A common stock on the open market at a weighted average share price of $35.76 for a total of approximately $35.0 million.  At November 30, 2017, we had approximately $171.6 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan.

For fiscal 2017 through 2021 we expect our return of capital program to be approximately $280.0 million, comprised of close to $100.0 million in total annual dividends and the balance being open market repurchase of Class A common stock shares over the five year period.  At this time we expect this spending to be evenly allocated per year, although we will scale the repurchase program to buy opportunistically.

We will continue to explore development and/or acquisition opportunities beyond the initiatives discussed above that build shareholder value and exceed our weighted average cost of capital. Should additional development and/or acquisitions be pursued, we will provide discrete information on timing, scope, cost and expected returns of such opportunities.
The aforementioned represents certain components of our capital allocation plan for fiscal 2018 and beyond. This capital allocation plan is reviewed annually, or more frequently, and can be revised, if necessary, based on changes in business conditions.
Capital Expenditures
As discussed in “Future Trends in Operating Results,” an important strategy for our future growth will come from investing in our major motorsports facilities to enhance the live event experience and better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
Capital expenditures for projects, including those related to the ISM Raceway Redevelopment and ONE DAYTONA, were approximately $145.1 million for the year ended November 30, 2017. In comparison, the Company spent approximately $140.8 million on capital expenditures for projects for the same period in fiscal 2016, primarily related to DAYTONA Rising, ONE DAYTONA, and the repave at Watkins Glen. For fiscal 2018, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $120.0 million and $130.0 million for existing facilities, including the ISM Raceway Redevelopment and Richmond Raceway project, and an additional approximate $20.0 million in capital expenditures related to construction for ONE DAYTONA, excluding the receipt of public incentives discussed below.
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
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents and available borrowings under our credit facility, will be sufficient to fund:

•	operations of our major motorsports facilities for the foreseeable future;

•	ONE DAYTONA (see "ONE DAYTONA");

•	the previously discussed capital allocation plans for our existing facilities;

•	payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds (see "Long-Term Obligations and Commitments" below);

•	payments related to our other existing debt service commitments;

•	contributions in connection with any future expansion of the Hollywood Casino at Kansas Speedway; and

•	our annual dividend and share repurchases under our Stock Purchase Plan.
Our cash position and future liquidity has been further enhanced by the following:

•
In fiscal 2017, we recorded a non-recurring tax benefit of approximately $48.2 million related to the worthlessness of ISC's investment in MA (see "Income Taxes"). As a result, our cash position improved approximately $24.6 million as of November 30, 2017. In the first quarter 2018, we expect to receive a refund of estimated payments made during 2017 of approximately $19.8 million.  The balance of approximately $3.9 million will be received in subsequent periods; and

•
In December 2017, Congress passed the Tax Cut and Jobs Act ("Tax Reform"). We expect Tax Reform to favorably impact our future liquidity, primarily a result of the lower single corporate tax rate from 35.0 percent to 21.0 percent, which will lower our effective tax rate and annual tax liability. Additionally, Tax Reform provides for 100.0 percent expensing of certain capital investments through 2022 (see "Income Taxes"). We will continue to evaluate the details of Tax Reform and the impact on ISC.

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
Long-Term Obligations and Commitments
Our $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, and require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2017, the Company was in compliance with its various restrictive covenants. At November 30, 2017, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
Our $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2017, the Company was in compliance with its various restrictive covenants. At November 30, 2017, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000 principal and interest. At November 30, 2017, the outstanding principal on the 6.25 percent Term Loan was approximately $47.0 million.
At November 30, 2017, in connection with the financing of Kansas Speedway, the TIF bond totaled approximately $49.4 million, net of the unamortized discount, which is comprised of a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bond is repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2017, the Unified Government had approximately $0.7 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In September 2016, we amended and extended our existing $300.0 million credit facility, maturing November 2017, and entered into a new $300.0 million revolving credit facility (“2016 Credit Facility”). The 2016 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. In August 2017, we entered into the first, of our two available, 1-year extension options. Interest accrues, at our option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of our wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that our leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of November 30, 2017, we were in compliance with its various restrictive covenants. At November 30, 2017, we had no outstanding borrowings under the 2016 Credit Facility.
At November 30, 2017 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2017 (in thousands):

		Obligations Due by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$261,680	$4,091	$9,848	$77,134	$170,607
Interest	91,489	13,689	26,518	19,488	31,794
Motorsports entertainment facility operating agreement	830	55	110	110	555
Other operating leases	64,667	6,870	9,802	7,720	40,275
Total Contractual Cash Obligations	$418,666	$24,705	$46,278	$104,452	$243,231
Commercial commitment expirations are as follows as of November 30, 2017 (in thousands):

		Commitment Expiration by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$735	$150	$215	$285	$85
Unused credit facilities	300,000	4,438	—	295,562	—
Total Commercial Commitments	$300,735	$4,588	$215	$295,847	$85

ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from the Daytona International Speedway, which has crafted a strategy that will create synergy with the Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis.
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
The design for the first phase of ONE DAYTONA is comprised of three components: retail, dining and entertainment (“RD&E”); hotels; and residential.
The RD&E component of phase one will be owned 100.0 percent by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We expect cash spent to be approximately $95.0 million in fiscal 2016 through 2018 on the RD&E component of ONE DAYTONA’s first phase. Other sources of funding towards the overall ONE DAYTONA project will include the public incentives discussed below and land contributed to the joint ventures associated with the project. In September 2016, we announced VCC had been selected as general contractor to oversee construction of the RD&E component of phase one including Victory Circle and the parking garage. VCC has an outstanding national reputation for quality and a proven track record leading and managing the development and construction of some of the country’s most engaging mixed-use developments.
Bass Pro Shops®, America’s most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, are anchor tenants of ONE DAYTONA. Lease agreements have also been executed with other tenants including P.F. Chang’s, Hy’s Toggery, Kilwins Confections, Guitar Center, Tervis, IT’SUGAR, Jeremiah’s Italian Ice, Venetian Nail Spa, Sunglass World, Oklahoma Joe’s BBQ, Rock Bottom Restaurant & Brewery, MidiCi: The Neapolitan Pizza Company, Lindbergh, Designers Market, GameTime, Claire de Lune, Kasa Living, BUILT Custom Burgers, Sprint, Ben & Jerry’s, Pink Narcissus and Miami Grill. Leasing remains strong and we are exceeding our leasing goals for the project.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 145-room full service Autograph Collection hotel at ONE DAYTONA that will be known as The DAYTONA as well as a 105-room select-service Fairfield Inn & Suites by Marriott. The Fairfield Inn and Suites opened in December 2017, while The DAYTONA is currently under construction and expected to be complete in late 2018. As part of the partnership agreement, our portion of equity will be limited to our land contribution and we will share proportionately in the profits from the joint venture.
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
In April 2017, our Board approved an additional approximate $12.0 million of capital expenditures to further develop Volusia Point, which was previously purchased in 2011. Volusia Point is our retail property adjacent to ONE DAYTONA and will be re-branded the Shoppes at ONE DAYTONA ("the Shoppes"). New tenants include Fantastic Sams that opened in March 2017, along with Zen Nails that opened in the fourth quarter 2017, and a new-to-market restaurant First Watch with 3,500-square-feet planned. We expect the improvements to the Shoppes will generate an incremental EBITDA of approximately $1.0 million to the ONE DAYTONA pro-forma through increased square footage and securing tenants for currently vacant spaces (see "GAAP to Non-GAAP Reconciliation" for discussion on Non-GAAP financial forward looking measures).
Cobb Daytona Luxury Theatres opened in December 2016, Bass Pro Shops opened in February 2017, and Guitar Center opened in October 2017. The Fairfield Inn & Suites, P.F. Chang’s and IT’SUGAR opened in December 2017. We are targeting substantial completion of the remaining RD&E with additional tenants commencing operations in early fiscal 2018. Completion of The Daytona is scheduled in late fiscal 2018. At stabilization we expect this first phase of ONE DAYTONA and the Shoppes to deliver a combined incremental annual revenue and EBITDA of approximately $13.0 million and approximately $10.0 million, respectively, and deliver an unlevered return above our weighted average cost of capital (see "GAAP to Non-GAAP Reconciliation" for discussion on Non-GAAP financial forward looking measures).
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. The CDD will purchase certain infrastructure assets, and obtain specific easement rights, from ONE DAYTONA. ONE DAYTONA expects to receive approximately $22.0 million of the total incentive amount in cash, and the remaining to be received in annual payments derived from a long-term note receivable issued by the CDD, with the first payment expected in fiscal 2019 and the term not to exceed 30 years.
Total capital expenditures for ONE DAYTONA and the Shoppes, excluding capitalized interest and net of anticipated public incentives, are expected to be approximately $107.0 million. From inception, through November 30, 2017, capital expenditures totaled approximately $80.3 million, exclusive of capitalized interest and labor. We anticipate additional spending on ONE DAYTONA and the Shoppes of approximately $27.0 million in fiscal 2018 and 2019, net of the aforementioned public incentives. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we may secure financing for the project upon stabilization. However, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. Through November 30, 2017, we recorded approximately $4.1 million of capitalized interest related to ONE DAYTONA, since inception, and expect approximately $4.3 million to be recorded by completion of construction.
Any future phases will be subject to prudent business considerations for which we will provide discrete cost and return disclosures.
ISM Raceway Project Powered by DC Solar
On November 30, 2016, we announced our Board of Directors had approved a multi-year redevelopment project ("ISM Raceway Redevelopment") to elevate the fan and spectator experience at Phoenix, the company’s 52-year-old motorsports venue. The redevelopment is expected to focus on new and upgraded seating areas, vertical transportation options, new concourses, enhanced hospitality offerings and an intimate infield experience with greater accessibility to pre-race activities. Earlier in 2017, we announced a multi-year partnership with DC Solar that included naming the project 'The ISM Raceway Project Powered by DC Solar' during the redevelopment phase, and in September 2017, we announced a long-term partnership with ISM Connect, a pioneer in smart venue technology, which included naming rights to Phoenix Raceway. Beginning in 2018, the venue is now known as ISM Raceway.
The ISM Raceway Project Powered by DC Solar is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The ISM Raceway Project is expected to cost approximately $178.0 million, including maintenance capital, before capitalized interest. Okland Construction ("Okland") has been selected as general contractor of the project. Effective November 30, 2016, Phoenix entered into a Design-Build Agreement with Okland. The Design-Build Agreement obligates Phoenix to pay Okland approximately $136.0 million for the completion of the work described in the Design-Build Agreement. This amount is a guaranteed maximum price to be paid for the work, which may not change absent a requested change in the scope of work by Phoenix.
Construction commenced in early fiscal 2017. Completion is expected to be in fall of 2018, with components having gone in service as early as fall of 2017. Based on our current plans for the project, we have identified existing assets that are expected to be impacted by the redevelopment and will require accelerated depreciation, or losses on asset retirements, totaling approximately $6.1 million in non-cash charges over the approximate 22-month project time span. Through November 30, 2017, we recorded approximately $5.0 million of accelerated depreciation associated with the project.
From inception, through November 30, 2017, we have incurred capital expenditures related to the ISM Raceway Redevelopment, exclusive of capitalized interest and labor, of approximately $72.6 million. Despite us not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period.  We estimate that we will record approximately $6.0 million to $6.5 million of capitalized interest from fiscal 2017 through fiscal 2018. Through November 30, 2017, we recorded approximately $1.3 million of capitalized interest related to the ISM Raceway Redevelopment.
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

Richmond Reimagined is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The project is expected to cost approximately $30.0 million, which includes maintenance capital, before capitalized interest. Groundbreaking occurred immediately following the Monster Energy NASCAR Cup Series event in September 2017. Based on our current plans for Richmond, we have identified existing assets that are expected to be impacted by the redevelopment and will require accelerated depreciation, or losses on asset retirements, over the project time span. Through November 30, 2017, we recorded approximately $1.1 million of non-cash charges related to accelerated depreciation associated with the project.
Richmond Reimagined is expected to be completed by September 2018.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are continuing to evaluate the information necessary to determine the impact of adopting this new guidance on our related accounting policies and processes, as well as our financial position, results of operations, cash flows and required disclosures. We will adopt the provisions of this statement in the first quarter of fiscal 2019.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern". The objective of this Update is to provide guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption of the standard is permitted. Adoption of this standard is not expected to have an impact on our consolidated financial statements or disclosures. We adopted the provisions of this statement as of November 30, 2017.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842): "Leases". The objective of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This Update, along with International Financial Reporting Standards 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. For a public entity, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for all entities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of adopting this new guidance on our financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
In August 2016, the FASB issued ASU No. 2016-16, "Statement of Cash Flows (Topic 23): Classification of Certain Cash Receipts and Cash Payments". The objective of this Update is to provide specific guidance on eight cash flow classification issues and reduce the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We believe that the impact of adopting this new guidance will not result in a material difference in our financial position and will adopt the provisions of this statement in the first quarter of fiscal 2019.
In January 2017, the FASB issued ASU No, 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The objective of this Update is to simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test - measuring goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill to the carrying amount of that goodwill. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity should apply the amendments in this Update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this Update. A public business entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting this new guidance on our financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2021.
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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2017, we had no variable debt outstanding.
At November 30, 2017, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $272.7 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $4.0 million at November 30, 2017.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation
We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the “Company”) as of November 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended November 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation at November 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Speedway Corporation’s internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 26, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
January 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation

We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2017 of International Speedway Corporation and our report dated January 26, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
January 26, 2018

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2016	2017
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$263,727	$256,702
Receivables, less allowance of $1,000 in 2016 and 2017, respectively	35,445	37,269
Income taxes receivable	189	21,867
Prepaid expenses and other current assets	13,759	9,749
Total Current Assets	313,120	325,587
Property and Equipment, net	1,455,506	1,479,743
Other Assets:
Equity investments	92,392	86,200
Intangible assets, net	178,629	178,637
Goodwill	118,791	118,400
Other	14,222	19,625
	404,034	402,862
Total Assets	$2,172,660	$2,208,192
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,404	$3,854
Accounts payable	29,770	23,936
Deferred income	39,416	38,521
Other current liabilities	22,728	19,249
Total Current Liabilities	95,318	85,560
Long-Term Debt	259,416	255,612
Deferred Income Taxes	409,585	396,046
Long-Term Deferred Income	5,988	8,251
Other Long-Term Liabilities	1,993	2,801
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 24,922,561 and 24,113,778 issued and outstanding in 2016 and 2017, respectively	249	241
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,767,280 and 19,707,104 issued and outstanding in 2016 and 2017, respectively	197	197
Additional paid-in capital	437,292	430,114
Retained earnings	965,281	1,031,361
Accumulated other comprehensive loss	(2,659)	(1,991)
Total Shareholders’ Equity	1,400,360	1,459,922
Total Liabilities and Shareholders’ Equity	$2,172,660	$2,208,192
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2015	2016	2017
	(in thousands, except share and per share amounts)
REVENUES:
Admissions, net	$130,154	$123,521	$121,505
Motorsports and other event related	451,838	477,197	491,664
Food, beverage and merchandise	47,282	41,968	41,293
Other	16,096	18,330	16,971
	645,370	661,016	671,433
EXPENSES:
Direct:
NASCAR event management fees	167,841	171,836	178,403
Motorsports and other event related	131,109	133,322	134,136
Food, beverage and merchandise	38,484	30,142	29,593
Other operating expenses	1,397	483	1,581
General and administrative	110,220	110,345	111,279
Depreciation and amortization	94,727	102,156	109,733
Losses on retirements of long-lived assets	16,015	2,905	10,552
	559,793	551,189	575,277
Operating income	85,577	109,827	96,156
Interest income	157	270	1,220
Interest expense	(9,582)	(13,837)	(11,633)
Other	730	12,896	344
Equity in net income from equity investments	14,060	14,913	19,111
Income before income taxes	90,942	124,069	105,198
Income taxes	34,308	47,731	(5,625)
Net income	$56,634	$76,338	$110,823

Earnings per share:
Basic and diluted	$1.21	$1.66	$2.48

Dividends per share	$0.26	$0.41	$0.43

Basic weighted average shares outstanding	46,621,211	45,981,471	44,648,586

Diluted weighted average shares outstanding	46,635,830	45,995,691	44,660,177
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended November 30,
	2015	2016	2017
	(in thousands)
Net income	$56,634	$76,338	$110,823
Other comprehensive income:
Amortization of interest rate swap, net of tax benefit of $424, $418 and $413, respectively	658	664	668
Comprehensive income	$57,292	$77,002	$111,491
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at November 30, 2014	$262	$200	$447,518	$902,433	$(3,981)	$1,346,432
Net income	—	—	—	56,634	—	56,634
Other comprehensive income	—	—	—	—	658	658
Cash dividends ($.26 per share)	—	—	—	(12,127)	—	(12,127)
Reacquisition of previously issued common stock	—	—	(984)	—	—	(984)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Other	—	—	(342)	—	—	(342)
Stock-based compensation	—	—	2,944	—	—	2,944
Balance at November 30, 2015	263	199	449,136	946,940	(3,323)	1,393,215
Net income	—	—	—	76,338	—	76,338
Other comprehensive income	—	—	—	—	664	664
Exercise of stock options	—	—	136	—	—	136
Cash dividends ($.41 per share)	—	—	—	(18,859)	—	(18,859)
Reacquisition of previously issued common stock	(16)	—	(16,558)	(39,138)	—	(55,712)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Other	—	—	872	—	—	872
Stock-based compensation	—	—	3,706	—	—	3,706
Balance at November 30, 2016	249	197	437,292	965,281	(2,659)	1,400,360
Net income	—	—	—	110,823	—	110,823
Other comprehensive income	—	—	—	—	668	668
Exercise of stock options	—	—	528	—	—	528
Cash dividends ($.43 per share)	—	—	—	(19,241)	—	(19,241)
Reacquisition of previously issued common stock	(8)	—	(10,839)	(25,502)	—	(36,349)
Other	—	—	402	—	—	402
Stock-based compensation	—	—	2,731	—	—	2,731
Balance at November 30, 2017	$241	$197	$430,114	$1,031,361	$(1,991)	$1,459,922
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2015	2016	2017
	(in thousands)
OPERATING ACTIVITIES
Net income	$56,634	$76,338	$110,823
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Staten Island property	—	(13,631)	—
Depreciation and amortization	94,727	102,156	109,733
Stock-based compensation	2,944	3,706	2,731
Amortization of financing costs	1,787	1,745	1,682
Interest and other consideration received on Staten Island note receivable	4,648	1,162	—
Deferred income taxes	(15,678)	72,936	(13,953)
Income from equity investments	(14,060)	(14,913)	(19,111)
Distribution from equity investee	15,209	16,067	20,274
Losses on retirements of long-lived assets, non-cash	3,490	2,399	9,648
Other, net	(702)	(277)	(177)
Changes in operating assets and liabilities
Receivables, net	(14,514)	6,667	(1,824)
Prepaid expenses and other assets	4,466	(14,751)	(1,536)
Accounts payable and other liabilities	5,128	4,837	(6,996)
Deferred income	2,621	192	1,368
Income taxes	5,287	1,255	(21,275)
Net cash provided by operating activities	151,987	245,888	191,387
INVESTING ACTIVITIES
Capital expenditures	(155,016)	(140,793)	(145,133)
Distribution from equity investee and affiliate	16,841	9,833	5,176
Equity investments and advances to affiliate	—	(130)	(147)
Proceeds from sale of Staten Island property	—	66,728	—
Proceeds from sale of assets	4,442	560	750
Other, net	(5)	(6)	(9)
Net cash used in investing activities	(133,738)	(63,808)	(139,363)
FINANCING ACTIVITIES
Payment of long-term debt	(3,437)	(3,408)	(3,738)
Deferred financing fees	—	(1,058)	(249)
Exercise of Class A common stock options	—	136	528
Cash dividends paid	(12,127)	(18,859)	(19,241)
Reacquisition of previously issued common stock	(984)	(55,712)	(36,349)
Net cash used in financing activities	(16,548)	(78,901)	(59,049)
Net increase (decrease) in cash and cash equivalents	1,701	103,179	(7,025)
Cash and cash equivalents at beginning of year	158,847	160,548	263,727
Cash and cash equivalents at end of year	$160,548	$263,727	$256,702
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation (“ISC”), including its wholly owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2017, the Company owned and/or operated 13 of the nation’s major motorsports entertainment facilities as follows:

Track Name	Location	Track Length
Daytona International Speedway	Daytona Beach, Florida	2.5 miles
Talladega Superspeedway	Talladega, Alabama	2.7 miles
Michigan International Speedway	Brooklyn, Michigan	2.0 miles
Auto Club Speedway of Southern California	Fontana, California	2.0 miles
Kansas Speedway	Kansas City, Kansas	1.5 miles
Richmond Raceway	Richmond, Virginia	0.8 miles
Darlington Raceway	Darlington, South Carolina	1.3 miles
Chicagoland Speedway	Joliet, Illinois	1.5 miles
Martinsville Speedway	Martinsville, Virginia	0.5 miles
ISM Raceway	Phoenix, Arizona	1.0 miles
Homestead-Miami Speedway	Homestead, Florida	1.5 miles
Watkins Glen International	Watkins Glen, New York	3.4 miles
Route 66 Raceway	Joliet, Illinois	0.25 miles
In 2017, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) NASCAR Cup Series events;

•	14 NASCAR Xfinity Series events;

•	9 NASCAR Camping World Truck Series events;

•	2 International Motor Sports Association (“IMSA”) WeatherTech SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 At DAYTONA;

•	5 Automobile Racing Club of America ("ARCA") Racing Series events;

•	One National Hot Rod Association (“NHRA”) Mello Yello Drag Racing Series event;

•	Two IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 761,000 grandstand seats and 560 suites. The Company also conducts, either through operations of the particular facility or through certain wholly owned subsidiaries operating under the name “Americrown,” food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.
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
The Company has also developed a premier mixed use and entertainment destination under the name ONE DAYTONA, which is across from the Daytona International Speedway.

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
The Company maintained its cash and cash equivalents with a limited number of financial institutions at November 30, 2017.
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
In connection with the Company’s fiscal 2017 assessment of goodwill and intangible assets for possible impairment, the Company used the future discounted cash flows / income approach based on Level 3 Fair Value hierarchy. The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. The Company’s latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2017 indicated there had been no impairment and the fair value exceeded the carrying value for the respective reporting units.

During fiscal 2017, the Company believes there has been no significant change in the long-term fundamentals of its ongoing motorsports event business. The Company believes its present operational and cash flow outlook further support its conclusion. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future condition or results of operations.
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
INCOME TAXES: Income taxes have been presented using the asset and liability method. Under this method, the Company’s estimates of deferred income taxes and the significant items giving rise to deferred tax assets and liabilities reflect its assessment of actual future taxes to be paid on items reflected in its financial statements, giving consideration to both timing and probability of realization.
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
NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The Company, as the promoter, records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
The Company's revenues from marketing partnerships are paid in accordance with negotiated contracts, with the identities of partners and the terms of sponsorship changing from time to time. Some of our marketing partnership agreements are for multiple facilities and/or events and include multiple specified elements, such as tickets, hospitality chalets, suites, display space and signage for each included event. The allocation of such marketing partnership revenues among the multiple elements, events and facilities is based on relative selling price. The sponsorship revenue allocated to an event is recognized when the event is conducted.
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
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $3.8 million and $3.1 million at November 30, 2016 and 2017, respectively.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred. Advertising expense was approximately $17.1 million, $17.7 million and $17.2 million for the years ended November 30, 2015, 2016 and 2017, respectively.
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
NEW ACCOUNTING PRONOUNCEMENTS: In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is continuing to evaluate the information necessary to determine the impact of adopting this new guidance on its related accounting policies and processes, as well as its financial position, results of operations, cash flows and required disclosures. The Company will adopt the provisions of this statement in the first quarter of fiscal 2019.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern". The objective of this Update is to provide guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption of the standard is permitted. Adoption of this standard is not expected to have an impact on the Company's consolidated financial statements or disclosures. The Company adopted the provisions of this statement as of November 30, 2017.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842): Leases". The objective of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This Update, along with International Financial Reporting Standards 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. For a public entity, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for all entities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
In August 2016, the FASB issued ASU No. 2016-16, "Statement of Cash Flows (Topic 23): Classification of Certain Cash Receipts and Cash Payments". The objective of this Update is to provide specific guidance on eight cash flow classification issues and reduce the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company believes that the impact of adopting this new guidance will not result in a material difference in its financial position and will adopt the provisions of this statement in the first quarter of fiscal 2019.
In January 2017, the FASB issued ASU No, 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The objective of this Update is to simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test - measuring goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill to the carrying amount of that goodwill. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity should apply the amendments in this Update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this Update. A public business entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2021.
NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except share and per share amounts):

	2015	2016	2017
Numerator:
Net income	$56,634	$76,338	$110,823
Basic earnings per share denominator:
Weighted average shares outstanding	46,621,211	45,981,471	44,648,586
Basic earnings per share:
Income from continuing operations	$1.21	$1.66	$2.48
Loss from discontinued operations
Net income	$1.21	$1.66	$2.48
Denominator:
Weighted average shares outstanding	46,621,211	45,981,471	44,648,586
Common stock options	14,619	14,220	11,591
Diluted weighted average shares outstanding	46,635,830	45,995,691	44,660,177

Basic and diluted earnings per share	$1.21	$1.66	$2.48

Anti-dilutive shares excluded in the computation of diluted earnings per share	98,928	81,292	51,403

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30, (in thousands):

	2016	2017
Land and leasehold improvements	$244,337	$244,539
Buildings, grandstands and motorsports entertainment facilities	1,831,804	1,845,958
Furniture and equipment	258,510	266,622
Construction in progress	55,011	153,034
	2,389,662	2,510,153
Less accumulated depreciation	934,156	1,030,410
	$1,455,506	$1,479,743
Depreciation and amortization expense was approximately $94.7 million, $102.2 million and $109.7 million for the years ended November 30, 2015, 2016 and 2017, respectively. The depreciation expense for the year ended November 30, 2017, includes approximately $6.2 million of accelerated depreciation that was recorded due to the shortening of the service lives of certain assets associated with ONE DAYTONA and the ISM Raceway Redevelopment. There were no similar costs in fiscal 2016.
NOTE 4 — RETIREMENTS OF LONG-LIVED ASSETS
The Company recorded before-tax charges relating to retirements of long-lived assets during the fiscal years ending November 30, as follows (in thousands):

	2015	2016	2017
Losses on retirements of long-lived assets	$16,015	$2,905	$10,552
Less: cash portion of losses on asset retirements	12,525	506	904
Non-cash losses on retirements of long-lived assets	$3,490	$2,399	$9,648
The fiscal 2015 retirements are primarily attributable to the ongoing removal of certain assets in connection with the track repaving at Kansas, as well as guest enhancements at Talladega Superspeedway (“Talladega”), Richmond Raceway (“Richmond”) and certain of the Company's other facilities.
The fiscal 2016 retirements are primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity optimization initiatives and other capital improvements.
The fiscal 2017 retirements are primarily attributable to the removal of assets not fully depreciated in connection with capacity optimization initiatives, the ISM Raceway Redevelopment, and other capital improvements.
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
The Company has accounted for Kansas Entertainment as an equity investment in its consolidated financial statements as of November 30, 2015, 2016 and 2017, respectively. The Company’s 50.0 percent portion of Kansas Entertainment’s net income was approximately $14.1 million, $14.9 million and $19.1 million for fiscal years 2015, 2016 and 2017, respectively, and is included in equity in net income from equity investments in the Company's consolidated statements of operations.

Pre-tax distributions from Kansas Entertainment, for the years ended November 30, are recognized on the Company's consolidated statement of cash flows as follows (in thousands):

	2015	2016	2017
Distribution from profits	$15,209	$16,067	$20,274
Distribution in excess of profits	16,841	9,833	5,176
Total Distributions	$32,050	$25,900	$25,450
Fairfield Inn at ONE DAYTONA
Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. In June 2016, DBR contributed land to the joint venture as per the agreement. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel. The hotel is situated within the ONE DAYTONA development and operations began in December 2017.
As per the partnership agreement, the Company's 33.25 percent share of equity will be limited to its non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in the Fairfield as an equity investment in its consolidated financial statements as of November 30, 2017. The Company's 33.25 percent portion of Fairfield’s net loss, from inception, through November 30, 2017 primarily consists of de minimis administrative costs that are included in net income from equity investments in the Company's consolidated statements of operations.
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
As per the partnership agreement, our 34.0 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in Autograph as an equity investment in its consolidated financial statements as of November 30, 2017. The Company's 34.0 percent portion of Autograph’s net loss, from inception, through November 30, 2017 primarily consists of de minimis administrative costs that are included in net income from equity investments in the Company's consolidated statements of operations.
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
Summarized financial information of the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2015	2016	2017
Current assets	$17,204	$15,856	$18,110
Noncurrent assets	196,164	177,479	166,457
Current liabilities	17,749	17,380	18,963
Noncurrent liabilities	—	—	—
Net sales	153,183	153,276	154,524
Gross profit	80,691	82,087	83,794
Operating income	30,417	32,136	40,548
Net income	30,417	32,136	40,548
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
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

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2017	$2
Estimated amortization expense for the year ending November 30:
2018	2
2019	2
2020	2
2021	1
2022	15
There were no changes in the carrying value of goodwill during fiscal 2016. As of November 30, 2017, the Company was in negotiations to sell certain assets, some of which had goodwill associated to them. As a result of the negotiations, goodwill was considered partially impaired by approximately $0.4 million.
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30, (in thousands):

	2016		2017
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(210)	$65,000	$(159)
3.95 percent Senior Notes	100,000	(328)	100,000	(286)
6.25 percent Term Loan	47,878	—	46,975	—
TIF bond debt service funding commitment	52,145	(1,665)	49,368	(1,432)
Revolving Credit Facility	—	—	—	—
	265,023	(2,203)	261,343	(1,877)
Less: current portion	3,738	(334)	4,091	(237)
	$261,285	$(1,869)	$257,252	$(1,640)
Schedule of Payments (in thousands)

For the year ending November 30:
2018	$4,091
2019	4,522
2020	5,326
2021	70,808
2022	6,326
Thereafter	170,607
261,680
Net premium	(337)
Total	$261,343
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, and require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2017, the Company was in compliance with its various restrictive covenants. At November 30, 2017, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2017, the Company was in compliance with its various restrictive covenants. At November 30, 2017, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000 principal and interest. At November 30, 2017, the outstanding principal on the 6.25 percent Term Loan was approximately $47.0 million.
At November 30, 2017, in connection with the financing of Kansas Speedway, the TIF bond totaled approximately $49.4 million, net of the unamortized discount, which is comprised of a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bond is repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In September 2016, the Company amended and extended its existing $300.0 million credit facility, maturing November 2017, and entered into a new $300.0 million revolving credit facility (“2016 Credit Facility”). The 2016 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. In August 2017, the Company entered into the first, of its two available, 1-year extension options. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of November 30, 2017, the Company was in compliance with its various restrictive covenants. At November 30, 2017, the Company had no outstanding borrowings under the 2016 Credit Facility.
At November 30, 2017, the Company has approximately $2.0 million, net of tax, deferred in accumulated other comprehensive loss associated with a terminated interest rate swap which is being amortized as interest expense over life of the 4.63 percent Senior Notes (see above).

Total interest expense incurred by the Company for the years ended November 30, are as follows (in thousands):

	2015	2016	2017
Interest expense	$16,286	$16,038	$15,713
Less: capitalized interest	6,704	2,201	4,080
Net interest expense	$9,582	$13,837	$11,633
At November 30, 2016 and 2017, the Company recorded deferred financing costs of approximately $3.6 million and $3.3 million, respectively, net of accumulated amortization. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 8 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes for the years ended November 30, are as follows (in thousands):

	2015	2016	2017
Current tax expense (benefit):
Federal	$46,095	$(27,061)	$6,888
State	3,891	1,856	1,440
Deferred tax expense (benefit):
Federal	(15,164)	70,186	(10,912)
State	(514)	2,750	(3,041)
Provision (benefit) for income taxes	$34,308	$47,731	$(5,625)
The reconciliation of income tax expense (benefit) computed at the federal statutory tax rates to income tax expense (benefit) for the years ended November 30, is as follows (percent of pre-tax income):

	2015	2016	2017
Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	3.2	3.2
Investment in MA	—	—	(43.8)
Other, net	0.2	0.3	0.3
Effective income tax rate	37.7%	38.5%	(5.3)%

The principal causes of the decreased effective income tax rate, as compared to the statutory income tax rate, for the fiscal years ended November 30, 2015 and 2016 is due to reductions in certain state tax rates. The principal cause of the decreased effective income tax rate, as compared to the statutory income tax rate, for the fiscal year ended November 30, 2017 is due to a non-recurring tax benefit associated with the worthlessness of our investment in Motorsports Authentics, Inc. ("MA"), discussed below.

The components of the net deferred tax assets (liabilities) at November 30, are as follows (in thousands):

	2016	2017
Loss carryforwards	$15,477	$13,739
Deferred revenues	1,529	1,249
Accruals	2,946	2,251
Compensation related	4,065	3,294
Interest	2,740	2,084
Equity investment	—	860
Deferred tax assets	26,757	23,477
Valuation allowance	(7,031)	(2,116)
Deferred tax assets, net of valuation allowance	19,726	21,361
Amortization and depreciation	(428,828)	(417,127)
Equity investment	(180)	—
Other	(303)	(280)
Deferred tax liabilities	(429,311)	(417,407)
Net deferred tax liabilities	$(409,585)	$(396,046)
At November 30, 2017 the Company has deferred tax assets related to various state loss carryforwards totaling approximately $13.7 million that expire in varying amounts beginning in fiscal 2019. The valuation allowance at November 30, 2016 and 2017 was primarily related to state loss carryforwards that, in the judgment of management, are more likely than not to expire before realized. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available evidence both positive and negative, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
Federal returns for fiscal years 2013 through 2016 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2012 through 2016.
A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2016	$311
Reductions for tax positions of prior years	(40)
Balance at November 30, 2017	$271

During the fiscal year ended November 30, 2017, the Company determined its stock investment in MA had become worthless in accordance with U.S. federal income tax rules. During the fiscal year ended November 30, 2009 the Company had previously reduced its carrying value of the investment to nil. However operations continued until August 2017. In August of 2017 management and the board of MA decided to cease operations and liquidate MA.

In the third quarter of fiscal 2017, the Company recorded a deferred tax asset of $48.2 million representing the tax benefit associated with the basis in the shares of MA that was not previously required to be recorded in the deferred assets, as it represents the outside basis difference in the shares of a subsidiary not previously held for sale. The basis in MA used to calculate the tax benefit is approximately $122.2 million.
In the fourth quarter of fiscal 2017, the Company completed its analysis and determined the loss qualifies as an ordinary loss for federal income tax purposes. As a result of the worthlessness of MA stock and this analysis, the Company recognized an income tax benefit of approximately $48.2 million for the period ending November 30, 2017. Management believes that it is more likely than not that the Company has sufficient taxable income to fully utilize these tax losses.
In fiscal 2017, the Company also impaired $2.1 million of deferred tax assets, resulting in a charge to income tax expense, related to federal loss carryforwards.
In December 2015, Congress passed the Protecting Americans from Tax Hikes Act (the "Act"), which included a retroactive renewal back to January 1, 2015 of the previously expired tax legislation. The Act extended accelerated depreciation on qualified capital investments placed into service. This bonus depreciation provision is 50.0 percent for qualifying assets placed into service from 2015 through 2017, 40.0 percent for qualifying assets placed into service in 2018, and 30.0 percent for qualifying assets placed into service in 2019. The impact of this tax legislation did not affect the Company's fiscal 2016 and 2017 effective tax rate.
On December 22, 2017, Congress signed into law the Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35.0 percent to 21.0 percent beginning in January of 2018, the elimination of the corporate alternative minimum tax, and the acceleration of depreciation for US tax purposes. In accordance with ASC 740, "Income Taxes", the impact of a change in tax law is recorded in the period of enactment. During the first quarter of 2018, the Company expects to record a material, non-cash, change in its deferred income tax liability with a material income tax benefit.
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
Stock Purchase Plan
The Company has a share repurchase program (“Stock Purchase Plan”) under which it is authorized to purchase up to $530.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plan through November 30, 2017, the Company has purchased 9,701,401 shares of its Class A common shares, for a total of approximately $358.4 million. There were no purchases of the Company's Class A shares during fiscal 2015. In fiscal 2016 and 2017 the Company purchased 1.7 million and 1.0 million shares of our Class A common shares, at an average cost of approximately $33.25 and $35.76 per share (including commissions), for a total of approximately $55.1 million and $35.0 million, respectively. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2017, the Company has approximately $171.6 million remaining repurchase authority under the current Stock Purchase Plan.
In April 2017, the Company's Board of Directors approved an annual dividend of $0.43 per share, for a total of approximately $19.2 million, paid on June 30, 2017, to common stockholders of record on May 31, 2017.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100 percent vested upon entrance to the ISC Plan. The contribution expense for the ISC Plan was approximately $1.7 million, $1.7 million and $1.8 million for the years ended November 30, 2015, 2016 and 2017, respectively.

The estimated cost to complete approved projects and current construction in progress at November 30, 2017 at the Company’s existing facilities is approximately $171.7 million. Included in Other current liabilities on the Company's Consolidated Balance Sheets are approximately $4.1 million and $4.5 million, of certain administrative costs as of November 30, 2016 and 2017, respectively.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2017, the Unified Government had approximately $0.7 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona International Speedway under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2017, are as follows (in thousands):

For the year ending November 30:	Operating Agreement	Operating Leases
2018	$55	$6,870
2019	55	5,522
2020	55	4,280
2021	55	3,950
2022	55	3,770
Thereafter	555	40,275
Total	$830	$64,667
Total expenses incurred under the track operating agreement, operating leases and all other short-term rentals during the years ended November 30, 2015, 2016 and 2017 were approximately $14.4 million, $13.7 million, and $14.7 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $8.4 million at November 30, 2017. At November 30, 2017, there were no amounts drawn on the standby letters of credit.
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
NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls over 74.1 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2017, and some members of which serve as directors and officers of the Company.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The Company, as the promoter, records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Cup, Xfinity and Camping World Truck series events conducted at its wholly owned facilities were approximately $314.5 million, $325.1 million and $337.4 million in fiscal years 2015, 2016 and 2017, respectively. The Company recorded prize money of approximately $87.2 million, $89.6 million and $93.3 million in fiscal years 2015, 2016 and 2017, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $167.8 million, $171.8 million and $178.4 million, for the fiscal years ended November 30, 2015, 2016 and 2017, respectively. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $21.3 million and $22.1 million at November 30, 2016 and 2017, respectively.
The Company and NASCAR, along with certain NASCAR affiliates, share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space on trackside large screen video display units. The Company’s payments to NASCAR for MRN’s broadcast rights to NASCAR Camping World Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft is based on actual usage or an allocation of total actual usage. The aggregate amount received and receivable from NASCAR for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $10.2 million, $10.2 million and $10.3 million during fiscal 2015, 2016 and 2017, respectively. We believe the amounts earned from or charged by us under each of the aforementioned transactions are commercially reasonable.
IMSA, a wholly owned subsidiary of NASCAR, sanctions various events at certain of the Company’s facilities. Standard IMSA sanction agreements require racetrack operators to pay event management fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by IMSA to participants in the events. Event management fees paid by the Company to IMSA totaled approximately $1.3 million, $1.3 million and $1.2 million for the years ended November 30, 2015, 2016 and 2017, respectively.
AMA Pro Racing, an entity controlled by a member of the France Family Group, sanctions various events at certain of the Company’s facilities. Standard AMA Pro Racing sanction agreements require racetrack operators to pay event management fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by AMA Pro Racing to participants in the events. Event management fees paid by the Company to AMA Pro Racing totaled approximately $0.1 million, $0.1 million and $0.1 million during fiscal 2015, 2016 and 2017, respectively. Furthermore, the Company and AMA Pro Racing share a variety of expenses in the ordinary course of business. The aggregate amount received from AMA Pro Racing by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $0.2 million.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR, IMSA and AMA Pro Racing are commercially reasonable.
Other Related Party Transactions
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The net amount received by the Company for these items, totaled approximately $456,000, $306,000 and $504,000 during fiscal 2015, 2016 and 2017, respectively.
Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), is a law firm previously controlled by family members of W. Garrett Crotty, one of the Company’s executive officers. The Company engaged Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services totaled approximately $39,000 and $36,000 during fiscal 2015 and 2016, respectively. There were no comparable transactions in fiscal 2017.
J. Hyatt Brown, one of the Company’s directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy and certain employee benefit programs. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $517,000, $555,000 and $519,000 during fiscal 2015, 2016 and 2017, respectively. In fiscal 2017, Brown & Brown paid the Company approximately $10.0 thousand for the purchase of track facility rentals. There were no comparable transactions in fiscal 2015 or 2016.
One of the Company’s directors, Christy F. Harris, is Of Counsel to Kinsey, Vincent Pyle, L.C., a law firm that provided legal services to the Company during fiscal 2015, 2016 and 2017. The Company paid approximately $35,000, $97,000 and $158,000 for these services in fiscal 2015, 2016 and 2017, respectively.
We believe the amounts earned from or charged by us under each of the aforementioned transactions are commercially reasonable.
NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2015	2016	2017
Income taxes paid	$44,989	$24,392	$31,424

Interest paid	$14,504	$14,199	$13,928
NOTE 13 — LONG-TERM STOCK INCENTIVE PLAN
On November 30, 2017, the Company has three share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying consolidated statements of operations for those plans was $2.9 million, $3.7 million, and $2.7 million for the years ended November 30, 2015, 2016 and 2017, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $1.2 million, $1.5 million and $1.3 million for the years ended November 30, 2015, 2016 and 2017, respectively.
The Company’s 1996 Long-Term Stock Incentive Plan (the “1996 Plan”) authorized the grant of stock options (incentive and nonqualified), stock appreciation rights and restricted stock. The Company reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 1996 Plan. The 1996 Plan terminated in 2006. All unvested stock options and restricted stock granted prior to the termination will continue to vest and will continue to be exercisable in accordance with their original terms.
The Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) authorized the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted and unrestricted stock, cash awards and Performance Units (as defined in the 2006 Plan) to employees, consultants and advisers of the Company capable of contributing to the Company’s performance. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 2006 Plan. The 2006 Plan terminated in 2016. All unvested stock options and restricted stock granted prior to the termination will continue to vest and will continue to be exercisable in accordance with their original terms.

In April 2017, the Company’s shareholders’ approved the 2017 Long-Term Incentive Plan (the “2017 Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted and unrestricted stock, cash awards and Performance Units (as defined in the 2017 Plan) to employees, consultants and advisers of the Company capable of contributing to the Company’s performance. The Company has reserved an aggregate of 1,500,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 2017 Plan. Incentive Stock Options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1996, as amended. The 2006 Plan approved by the shareholders appoints the Compensation Committee (the “Committee”) to administer the 2006 Plan. Awards under the 2006 Plan will contain such terms and conditions not inconsistent with the 2006

Plan as the Committee in its discretion approves. The Committee has discretion to administer the 2006 Plan in the manner which it determines, from time to time, is in the best interest of the Company.
Restricted Stock Awards
Restricted stock awarded under the 1996 Plan, 2006 Plan, and 2017 Plan (collectively the “Plans”) generally is subject to forfeiture in the event of termination of employment prior to vesting dates. Prior to vesting, the Plans participants own the shares and may vote and receive dividends, but are subject to certain restrictions. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has the right of first refusal to purchase any shares of stock issued under the Plans which are offered for sale subsequent to vesting. In accordance with ASC 718, “Compensation - Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period. The fair value of nonvested restricted stock is determined based on the opening trading price of the Company’s Class A Common Stock on the grant date.
The Company granted 89,343, 92,583 and 98,295 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2015, 2016 and 2017, respectively, to certain officers, managers, and other employees under the Plans. The shares of restricted stock awarded vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted stock awards was $36.36, $33.49 and $37.10 per share, respectively.
The Company granted 8,190, 8,073 and 7,281 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2015, 2016 and 2017, respectively, to non-employee directors as partial compensation for their service as a director. The shares of restricted stock awarded vest at the rate of 100.0 percent on the one year anniversary after the date of grant. The weighted average grant date fair value of these restricted share awards was $36.67, $33.45 and $37.55 per share, respectively.
A summary of the status of the Company’s restricted stock as of November 30, 2017, and changes during the fiscal year ended November 30, 2017, is presented as follows:

	Restricted Shares	Weighted- Average Grant- Date Fair Value (Per Share)	Weighted- Average Remaining Contractual Term (Years)
Unvested at November 30, 2016	389,993	$32.32
Granted	105,576	37.10
Vested	(125,945)	28.78
Forfeited	(590)	26.69
Unvested at November 30, 2017	369,034	34.91	3.5
As of November 30, 2017, there was approximately $6.0 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of approximately 3.5 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2015, 2016 and 2017, was approximately $3.7 million, $2.3 million and $4.7 million, respectively.
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

A summary of option activity under the Stock Plan as of November 30, 2017, and changes during the year then ended is presented as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2016	119,879	$37.23
Expired	(37,340)	51.62
Exercised	(20,295)	25.65
Forfeited	—	—
Outstanding at November 30, 2017	62,244	32.37	1.3	$536,974

Vested and Exercisable at November 30, 2017	62,244	$32.37	1.3	$536,974
There were no options granted in fiscal years 2015, 2016 and 2017. There were no options exercised during fiscal year 2015. There were 5,321 and 20,295 options exercised during fiscal years 2016 and 2017, respectively. The total intrinsic value of options exercised during the fiscal year ended November 30, 2016 and 2017, was approximately $0.6 million and $0.5 million, respectively. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $20,251 and $84,090 for the fiscal years ended November 30, 2016 and 2017, respectively.
As of November 30, 2017, there was no unrecognized compensation cost related to unvested stock options granted under the Stock Plan.
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
At November 30, 2017, the Company had money market funds totaling approximately $210.7 million and are included in cash and cash equivalents in the consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. At November 30, 2017, the fair value of the long-term debt, as determined by quotes from financial institutions, was approximately $272.7 million compared to the carrying amount of approximately $261.3 million.
The Company had no level 3 inputs as of November 30, 2017.
NOTE 15 — QUARTERLY DATA (UNAUDITED)
The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events.

The following table presents certain unaudited financial data for each quarter of fiscal 2016 and 2017 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 29, 2016	May 31, 2016 (2)	August 31, 2016 (3)	November 30, 2016
Total revenue	$142,630	$167,561	$128,986	$221,839
Operating income (1)	31,166	23,679	3,737	51,245
Net income	19,831	21,898	2,173	32,436
Basic and diluted earnings per share	0.43	0.47	0.05	0.72

	Fiscal Quarter Ended
	February 28, 2017	May 31, 2017 (3)	August 31, 2017	November 30, 2017 (4)
Total revenue	$147,954	$165,275	$131,940	$226,264
Operating income (1)	33,818	18,425	2,151	41,762
Net income	21,273	13,227	265	76,058
Basic and diluted earnings per share	0.47	0.29	0.01	1.72

(1) Included in operating income (loss) are losses on retirements of long-lived assets of $0.9 million, less than $0.1 million, $0.2 million, and $1.8 million, for each quarter of fiscal 2016, respectively, and less than $0.1 million, $0.4 million, $0.1 million, and $10.0 million for each quarter of fiscal 2017, respectively.

(2) In the second quarter of fiscal 2016, the Company recorded a gain of approximately $13.6 million, comprised of recognition of profit of approximately $1.9 million, interest totaling approximately $11.4 million, and other consideration paid. The deferred gain of $1.9 million is included in Other operating revenue in the Company's consolidated statement of operations, and the interest, and additional consideration received, is included in Other Revenue in the Company's consolidated statement of operations.

(3) In the third quarter of fiscal 2016, the Company received a favorable settlement relating to certain ancillary operations of approximately $1.1 million. In the second quarter of fiscal 2017, the Company received a favorable settlement relating to certain ancillary operations of approximately $1.0 million.

(4) In the fourth quarter of fiscal 2017, the Company recognized a material income tax benefit of approximately $48.2 million.
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $2.1 million, $2.2 million and $2.0 million for the years ended November 30, 2015, 2016 and 2017, respectively. The following table shows information by operating segment (in thousands):

	For the Year Ended November 30, 2015
	Motorsports Event	All Other	Total
Revenues	$607,483	$39,986	$647,469
Depreciation and amortization	89,823	4,904	94,727
Operating income (loss)	89,395	(3,818)	85,577
Equity investments income	—	14,060	14,060
Capital expenditures	144,641	10,375	155,016
Total assets	1,682,700	439,499	2,122,199
Equity investments	—	103,249	103,249

	For the Year Ended November 30, 2016
	Motorsports Event	All Other	Total
Revenues	$630,213	$32,953	$663,166
Depreciation and amortization	97,816	4,340	102,156
Operating income (loss)	107,690	2,137	109,827
Equity investments income	—	14,913	14,913
Capital expenditures	100,644	40,149	140,793
Total assets	1,651,845	520,815	2,172,660
Equity investments	—	92,392	92,392

	For the Year Ended November 30, 2017
	Motorsports Event	All Other	Total
Revenues	$639,615	$33,802	$673,417
Depreciation and amortization	104,885	4,848	109,733
Operating income (loss)	97,262	(1,106)	96,156
Equity investments income	—	19,111	19,111
Capital expenditures	84,238	60,895	145,133
Total assets	1,644,116	564,076	2,208,192
Equity investments	—	86,200	86,200
Schedule II — Valuation and Qualifying Accounts (in thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
For the year ended November 30, 2015 Allowance for doubtful accounts	$1,000	$260	$260	$1,000
For the year ended November 30, 2016 Allowance for doubtful accounts	1,000	94	94	1,000
For the year ended November 30, 2017 Allowance for doubtful accounts	1,000	53	53	1,000

(A)	Uncollectible accounts written off, net of recoveries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2017, and during the period prior to and including the date of this report.
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
January 26, 2018
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2017, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2017, based on the specified criteria. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the headings “Directors, Nominees, and Officers” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2018 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after November 30, 2017 in connection with the solicitation of proxies for the Company’s 2018 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the heading “Executive Compensation” and under the heading “Directors, Nominees and Officers” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after November 30, 2017 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the headings “Voting Securities and Principal Holders” and under the heading “Directors, Nominees and Officers” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after November 30, 2017 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the heading under the subheading "Compensation Committee Interlocks and Insider Participation" under the heading "Executive Compensation" and under the subheadings "Directors Holding Office Until 2018 Annual Meeting", "Board Leadership" and “Certain Relationships and Related Transactions” under the heading “Directors, Nominees and Officers” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after November 30, 2017 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the heading "Registered Independent Public Accounting Firm" and subheading “Policy on Audit Committee Pre-Approval Policies and Procedures” under the heading “Registered Independent Public Accounting Firm” in the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days after November 30, 2017 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report
1. Consolidated Financial Statements listed below:
International Speedway Corporation
Consolidated Balance Sheets
— November 30, 2016 and 2017
Consolidated Statements of Operations
— Years ended November 30, 2015, 2016, and 2017
Consolidated Statements of Comprehensive Income
— Years ended November 30, 2015, 2016, and 2017
Consolidated Statements of Changes in Shareholders’ Equity
— Years ended November 30, 2015, 2016, and 2017
Consolidated Statements of Cash Flows
— Years ended November 30, 2015, 2016, and 2017
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules listed below:
II — Valuation and qualifying accounts
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit Number	Description of Exhibit
3.1	—	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999. (3.1)*
3.2	—	Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999. (3.2)*
3.3	—	Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)**
4.1	—	Note Purchase Agreement, dated as of September 13, 2012, among the Company and purchasers party thereto. (4.2)***
4.2	—	Form of Series 2012A Note due 2024 (included in Exhibit 4.1). (4.2)***
4.3	—	Amended and Restated Revolving Credit Agreement, dated as of November 15, 2012, among the Company, certain subsidiaries and the lenders party thereto. (10.1)****
4.4	—	Note Purchase Agreement, dated as of January 18, 2011, among the Company and purchasers party thereto. (10.1)*****
4.5	—	Form of Series 2011A Note due 2021 (included in Exhibit 10.1). (10.1)*****
4.6		Second Amended and Restated Revolving Credit Agreement, dated September 27, 2016, among the Company, certain subsidiaries and the lenders party thereto. (10.1)
10.1	—	Daytona Property Lease. (10.4)******
10.2	—	1996 Long-Term Incentive Plan. (10.6)******
10.3	—	2006 Long-Term Incentive Plan. (4)*******
10.4	—	Design-Build Agreement. (10.1) ********
10.5.1	—	Design-Build Agreement, by and between Phoenix Speedway, LLC and Okland Construction Company, Inc. (Part 1), dated as of November 30, 2016 . (10.5.1) ***********
10.5.2	—	Design-Build Agreement, by and between Phoenix Speedway, LLC and Okland Construction Company, Inc. (Part 2), dated as of November 30, 2016. (10.5.2) ***********
10.6		2017 Long-Term Incentive Plan. (4)********
21	—	Subsidiaries of the Registrant — filed herewith.
23.1	—	Consent of Ernst &Young LLP — filed herewith.
31.1	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith
31.2	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith.
32	—	Section 1350 Certification — filed herewith.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	XBRL Taxonomy Extension Label Linkbase
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 8-K dated July 26, 1999.
**	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended February 28, 2003.
***	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on September 18, 2012.
****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on November 19, 2012.
*****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on January 20, 2011.
******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 10-K for the year ended November 30, 1998.
*******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement on Form S-8 as filed on February 11, 2010.
********	Incorporated by reference to the exhibit shown in parentheses and filed with the Company's Amended Form 10-Q for the quarter ended May 31, 2013.
*********	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement on Form S-8 as filed on October 10, 2017
**********	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on September 29, 2016
***********	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 10-K for the year ended November 30, 2016.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Speedway Corporation

By:	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer
Dated: January 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lesa France Kennedy	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 25, 2018
Lesa France Kennedy

/s/ Gregory S. Motto	Senior Vice President, Chief Financial Officer and Treasurer	January 25, 2018
Gregory S. Motto

/s/ James C. France
James C. France	Chairman of the Board	January 25, 2018

/s/ Brian Z. France
Brian Z. France	Director	January 25, 2018

/s/ Larry Aiello, Jr.
Larry Aiello, Jr.	Director	January 25, 2018

/s/ J. Hyatt Brown
J. Hyatt Brown	Director	January 25, 2018

/s/ William P. Graves
William P. Graves	Director	January 25, 2018

/s/ Christy F. Harris
Christy F. Harris	Director	January 25, 2018

/s/ Morteza Hosseini – Kargar
Morteza Hosseini – Kargar	Director	January 25, 2018

/s/ Sonia M. Green
Sonia M. Green	Director	January 25, 2018

/s/ Larree M. Renda
Larree M. Renda	Director	January 25, 2018

/s/ Larry Woodard
Larry Woodard	Director	January 25, 2018