Form 10-Q
period 2018-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2018-04-03
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2018
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
YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	❑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	24,525,541 shares	As of February 28, 2018
Class B Common Stock	19,684,512 shares	As of February 28, 2018

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED February 28, 2018

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2017	February 28, 2018
		(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$256,702	$283,726
Receivables, less allowance of $1,000 in 2017 and 2018, respectively	37,269	104,317
Income taxes receivable	21,867	18,716
Prepaid expenses and other current assets	9,749	22,682
Total Current Assets	325,587	429,441
Property and Equipment, net of accumulated depreciation of $1,030,410 and $1,054,332, respectively	1,479,743	1,481,454
Other Assets:
Equity investments	86,200	85,257
Intangible assets, net	178,637	178,564
Goodwill	118,400	118,331
Other	19,625	25,919
	402,862	408,071
Total Assets	$2,208,192	$2,318,966
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,854	$3,869
Accounts payable	23,936	46,101
Deferred income	38,521	97,794
Other current liabilities	19,249	16,266
Total Current Liabilities	85,560	164,030

Long-Term Debt	255,612	255,435
Deferred Income Taxes	396,046	258,071
Long-Term Deferred Income	8,251	7,996
Other Long-Term Liabilities	2,801	2,483
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 24,113,778 and 24,156,507 issued and outstanding in 2017 and 2018, respectively	241	242
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,707,104 and 19,684,512 issued and outstanding in 2017 and 2018, respectively	197	197
Additional paid-in capital	430,114	431,606
Retained earnings	1,031,361	1,200,708
Accumulated other comprehensive loss	(1,991)	(1,802)
Total Shareholders’ Equity	1,459,922	1,630,951
Total Liabilities and Shareholders’ Equity	$2,208,192	$2,318,966
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2017	February 28, 2018
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$31,335	$30,562
Motorsports and other event related	103,512	105,786
Food, beverage and merchandise	9,142	7,950
Other	3,965	4,577
	147,954	148,875
EXPENSES:
Direct:
NASCAR event management fees	28,976	29,865
Motorsports and other event related	26,055	26,035
Food, beverage and merchandise	6,025	5,629
Other operating expenses	202	1,209
General and administrative	26,347	25,742
Depreciation and amortization	26,501	26,739
Losses on asset retirements	30	1,162
	114,136	116,381
Operating income	33,818	32,494
Interest income	117	521
Interest expense	(3,252)	(2,885)
Equity in net income from equity investments	3,627	4,308
Other	12	15
Income before income taxes	34,322	34,453
Income tax expense (benefit)	13,049	(134,894)
Net income	$21,273	$169,347

Earnings per share:
Basic and diluted	$0.47	$3.83

Basic weighted average shares outstanding	45,064,847	44,196,489

Diluted weighted average shares outstanding	45,079,781	44,210,102
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	February 28, 2017	February 28, 2018
	(Unaudited)
	(In Thousands)
Net income	$21,273	$169,347
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $103 and $82, respectively	167	189
Comprehensive income	$21,440	$169,536

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2017	$241	$197	$430,114	$1,031,361	$(1,991)	$1,459,922
Activity 12/1/17 — 2/28/18:
Net income	—	—	—	169,347	—	169,347
Comprehensive income	—	—	—	—	189	189
Exercise of stock options	1	—	717	—	—	718
Stock-based compensation	—	—	775	—	—	775
Balance at February 28, 2018	$242	$197	$431,606	$1,200,708	$(1,802)	$1,630,951
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2017	February 28, 2018
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$21,273	$169,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,501	26,739
Stock-based compensation	741	775
Amortization of financing costs	422	403
Deferred income taxes	(2,009)	(138,055)
Income from equity investments	(3,627)	(4,308)
Distribution from equity investee	3,917	4,621
Loss on retirements of long-lived assets, non-cash	30	1,162
Other, net	2	(517)
Changes in operating assets and liabilities:
Receivables, net	(66,596)	(67,048)
Prepaid expenses and other assets	(6,931)	(18,803)
Accounts payable and other liabilities	(3,197)	(2,601)
Deferred income	55,385	59,018
Income taxes	13,562	3,150
Net cash provided by operating activities	39,473	33,883
INVESTING ACTIVITIES
Capital expenditures	(21,592)	(8,282)
Distribution from equity investee	333	629
Proceeds from sale of assets	—	311
Other, net	(5)	—
Net cash used in investing activities	(21,264)	(7,342)
FINANCING ACTIVITIES
Payment of long-term debt	(221)	(235)
Deferred financing fees	(43)	—
Exercise of Class A common stock options	—	718
Reacquisition of previously issued common stock	(3,014)	—
Net cash (used in) provided by financing activities	(3,278)	483
Net increase in cash and cash equivalents	14,931	27,024
Cash and cash equivalents at beginning of period	263,727	256,702
Cash and cash equivalents at end of period	$278,658	$283,726
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2018
(Unaudited)
1. Basis of Presentation
The accompanying consolidated interim financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States for interim financial information but do not include all of the information and disclosures required for complete financial statements. The consolidated balance sheet at November 30, 2017, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 28, 2017, and 2018, are not indicative of the results to be expected for the year.
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
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 23): Classification of Certain Cash Receipts and Cash Payments". The objective of this Update is to provide specific guidance on eight cash flow classification issues and reduce the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting this new guidance on its statement of cash flows and will adopt the provisions of this statement in the first quarter of fiscal 2019.
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
In December, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118") to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company expects to finalize its provisional amounts by the fourth quarter of fiscal 2018 (see Note 10 - Income Taxes).
In February 2018, the FASB issued ASU No, 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.

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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 28, 2017 and 2018, respectively (in thousands, except share and per share amounts):

	Three Months Ended
	February 28, 2017	February 28, 2018
Numerator:
Net income	$21,273	$169,347
Denominator:
Weighted average shares outstanding	45,064,847	44,196,489
Effect of dilutive securities	14,934	13,613
Diluted weighted average shares outstanding	45,079,781	44,210,102

Basic and diluted earnings per share	$0.47	$3.83

Anti-dilutive shares excluded in the computation of diluted earnings per share	66,317	54,490
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
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of February 28, 2017 and 2018, respectively. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $3.6 million and $4.3 million for the three months ended February 28, 2017 and 2018, respectively, and is included in Equity in net income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the three months ended February 28, 2017 and 2018, totaling approximately $4.3 million and $5.3 million, respectively, consist of approximately $3.9 million and $4.6 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on the Company's consolidated statement of cash flows. The remaining approximately $0.3 million and $0.6 million received, for the three months ended February 28, 2017 and 2018, respectively, was recognized as a return of capital from investing activities on the Company's consolidated statement of cash flows.
Fairfield Inn Hotel at ONE DAYTONA
Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement. Construction of the hotel was completed and operations commenced in December 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 33.25 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in the Fairfield as an equity investment in its consolidated financial statements as of February 28, 2018. The Company's 33.25 percent portion of the Fairfield’s net loss, for the three months ended February 28, 2018, was less than $0.1 million, and is included in net income from equity investments in the Company's consolidated statements of operations. There were de minimis administrative costs included in the Company's consolidated statements of operations for the three months ended February 28, 2017.
Autograph Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("Autograph"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate an Autograph Collection hotel. The hotel will be situated within the ONE DAYTONA development. In June 2017, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in late 2018. DHG is the managing member of the Autograph and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in the Autograph as an equity investment in its consolidated financial statements as of February 28, 2018. The Company's 34.0 percent portion of the Autograph’s net loss, from inception, through February 28, 2018 primarily consists of de minimis administrative costs that are included in net income from equity investments in the Company's consolidated statements of operations. There were no comparable transactions recorded in the Company's consolidated statements of operations in the same period of fiscal 2017.

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	98	22
Total amortized intangible assets	120	98	22
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	802	—	802
Total non-amortized intangible assets	178,615	—	178,615
Total intangible assets	$178,735	$98	$178,637

	February 28, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	99	21
Total amortized intangible assets	120	99	21
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	730	—	730
Total non-amortized intangible assets	178,543	—	178,543
Total intangible assets	$178,663	$99	$178,564
The decrease in the net carrying amount of non-amortized intangible assets, for the three months ended February 28, 2018, as compared to the fiscal year ended November 30, 2017, is primarily due to the sale of certain business operations of approximately $0.1 million.
The following table presents current and expected amortization expense of the existing intangible assets for each of the following periods (in thousands):

Amortization expense for the three months ended February 28, 2018	$1
Remaining estimated amortization expense for the year ending November 30:
2018	$1
2019	2
2020	2
2021	2
2022 and thereafter	14
During the three months ended February 28, 2018, the Company sold certain assets, some of which had goodwill associated to them. As a result of the transaction, the carrying value of goodwill was reduced by approximately $0.1 million.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2017		February 28, 2018
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(159)	$65,000	$(147)
3.95 percent Senior Notes	100,000	(286)	100,000	(275)
6.25 percent Term Loan	46,975	—	46,740	—
TIF bond debt service funding commitment	49,368	(1,432)	49,382	(1,396)
Revolving Credit Facility	—	—	—	—
	261,343	(1,877)	261,122	(1,818)
Less: current portion	4,091	(237)	4,106	(237)
	$257,252	$(1,640)	$257,016	$(1,581)
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 28, 2018, the Company was in compliance with its various restrictive covenants. At February 28, 2018, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 28, 2018, the Company was in compliance with its various restrictive covenants. At February 28, 2018, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At February 28, 2018, the outstanding principal on the 6.25 percent Term Loan was approximately $46.7 million.
At February 28, 2018, outstanding taxable special obligation revenue (“TIF”) bond, in connection with the financing of Kansas Speedway, totaled approximately $49.4 million, net of the unamortized discount, which is comprised of a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bond is repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
On September 27, 2016, the Company amended and extended its existing $300.0 million revolving credit facility, (“2016 Credit Facility”). The 2016 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. In August 2017, the Company entered into the first, of its two available, 1-year extension options.

Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of February 28, 2018, the Company was in compliance with its various restrictive covenants. At February 28, 2018, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $1.3 million, have been deferred and are included in other assets as of February 28, 2018.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
Total interest expense incurred by the Company for the three months ended February 28, 2017 and 2018, respectively, is as follows (in thousands):

	Three Months Ended
	February 28, 2017	February 28, 2018
Interest expense	$3,946	$3,852
Less: capitalized interest	694	967
Net interest expense	$3,252	$2,885
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
At February 28, 2018, the Company had money market funds totaling approximately $213.9 million which are included in cash and cash equivalents in its consolidated balance sheet. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $272.7 million compared to the carrying amount of approximately $261.3 million and approximately $267.5 million compared to the carrying amount of approximately $261.1 million at November 30, 2017 and February 28, 2018, respectively.
The Company had no financial instruments that used level 3 inputs as of February 28, 2018.
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

Since inception of the Stock Purchase Plan, through February 28, 2018, the Company has purchased 9,701,401 shares of its Class A common shares, for a total of approximately $358.4 million. The Company did not purchase any shares of its Class A common shares during the three months ended February 28, 2018. At February 28, 2018, the Company had approximately $171.6 million remaining repurchase authority under the current Stock Purchase Plan.
9. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2017	February 28, 2018
Terminated interest rate swap, net of tax benefit of $1,345 and $1,263, respectively	$(1,991)	$(1,802)
10. Income Taxes
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"), was enacted, which significantly changed the existing U.S. tax laws. The Tax Act reduced the corporate Federal income tax rate from 35.0 percent to 21.0 percent, eliminated the corporate alternative minimum tax, allowed 100.0 percent expensing of certain qualified capital investments through 2022 (retroactive to September 27, 2017), and further limited the deductibility of certain executive compensation, among other provisions. Under current accounting guidance, the Company is recognizing the effects of the Tax Act as of the enactment date, subject to SAB No. 118 (see Note 2), which provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects due to the Tax Act.
During the first quarter of 2018, as a result of the Tax Act, the Company incurred a material, non-cash reduction of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $143.9 million primarily due to the Federal income tax rate reduction from 35.0 percent to 21.0 percent. The Company is still analyzing certain aspects of the Tax Act and is refining its calculations, which could potentially affect the provisional measurement of these balances.
The Company's effective income tax rate was approximately (391.5) percent for the three months ended February 28, 2018, and approximately 38.0 percent for the three months ended February 28, 2017, respectively.
The decrease in the effective income tax rate for the three months ended February 28, 2018, as compared to the same period in the prior year, is substantially due to the material income tax benefit associated with the Tax Act.

During the fiscal year ended November 30, 2017, the Company determined its stock investment in Motorsports Authentics' ("MA") had become worthless in accordance with U.S. federal income tax rules. During the fiscal year ended November 30, 2009, the Company had previously reduced its carrying value of the investment to nil. However, operations continued until August 2017. In August 2017, management and the board of MA decided to cease operations and liquidate MA.

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

In March 2018, the Company was notified that our 2014 federal income tax return is under examination by the Internal Revenue Service.
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

NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 74.1 percent of the combined voting power of the outstanding stock of the Company, as of February 28, 2018, and some members of which serve as directors and officers of the Company.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The Company, as the promoter, records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $62.7 million and $65.1 million for the three months ended February 28, 2017 and 2018, respectively. The Company recorded prize money of approximately $17.3 million and $18.1 million for the three months ended February 28, 2017 and 2018, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted as well as fees paid to NASCAR for sanctioning and officiating of the events. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $29.0 million and $29.9 million for the three months ended February 28, 2017 and 2018, respectively.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. Kansas Speedway Corporation ("KSC"), wholly-owned subsidiary of the Company, has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 28, 2018, the Unified Government had approximately $0.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $7.4 million at February 28, 2018. At February 28, 2018, there were no amounts drawn on the standby letters of credit.
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
The Company’s remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, non-motorsports events, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company’s facilities, construction management services, financing and licensing operations, equity investments, and retail and commercial leasing operations are included in the “All Other” segment.
The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative (“G&A”) expenses. Corporate G&A expenses are allocated to business units based on each business unit’s net revenues to total net revenues.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended February 28, 2017 and 2018, respectively (in thousands):

	Three Months Ended February 28, 2017
	Motorsports Event	All Other	Total
Revenues	$144,799	$3,520	$148,319
Depreciation and amortization	25,329	1,172	26,501
Operating income (loss)	35,695	(1,877)	33,818
Capital expenditures	6,094	15,498	21,592
Total assets	1,687,462	565,691	2,253,153
Equity investments	—	91,770	91,770
	Three Months Ended February 28, 2018
	Motorsports Event	All Other	Total
Revenues	$143,778	$5,462	$149,240
Depreciation and amortization	25,168	1,571	26,739
Operating income (loss)	34,421	(1,927)	32,494
Capital expenditures	3,735	4,547	8,282
Total assets	1,704,921	614,045	2,318,966
Equity investments	—	85,257	85,257
Intersegment revenues were approximately $0.4 million and $0.4 million for the three months ended February 28, 2017 and February 28, 2018, respectively.
Capital expenditures related to the All Other segment decreased approximately $11.0 million for the three months ended February 28, 2018, as compared to the same period in the prior year. The decrease was substantially related to the construction of ONE DAYTONA nearing its completion.
During the three months ended February 28, 2018, the Company recognized approximately $0.1 million, of costs related to The ISM Raceway project (see "Future Liquidity - The ISM Raceway Project"). These costs were included in the Motorsports Event segment. During the three months ended February 28, 2017, the Company recognized approximately $0.2 million of similar costs related to The ISM Raceway Project.

During the three months ended February 28, 2018, the Company recognized approximately and $0.9 million, of accelerated depreciation, due to the shortening the service lives of certain assets, associated with The ISM Raceway Project and the Richmond Reimagined project. During the three months ended February 28, 2017, the Company recognized $0.6 million, of similar costs associated with The ISM Raceway Project.
During the three months ended February 28, 2018, the Company recognized $1.1 million, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with ONE DAYTONA and capacity initiatives. There were no comparable costs for the three months ended February 28, 2017.

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

During the three months ended February 28, 2018, we recorded approximately $1.2 million before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities. During the three months ended February 28, 2017, we recorded de minimis amount of similar charges.
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
As of February 28, 2018, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 76.7 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $85.3 million at February 28, 2018.
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
We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of February 28, 2017 and 2018. Our 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes and the joint venture is a disregarded entity for income tax purposes, was approximately $3.6 million and $4.3 million for the three months ended February 28, 2017 and 2018, respectively, and is included in income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the three months ended February 28, 2017 and 2018, totaling approximately $4.3 million and $5.3 million, respectively, consist of approximately $3.9 million and $4.6 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on our consolidated statement of cash flows. The remaining approximately $0.3 million and $0.6 million received, for the three months ended February 28, 2017 and 2018, respectively, was recognized as a return of capital from investing activities on our consolidated statement of cash flows.
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch at Daytona, ISC's 60-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry. The central neighborhood, dubbed the "World Center of Racing," celebrates the history of Daytona International Speedway ("Daytona") and its many unforgettable moments throughout more than 50 years of racing. Embracing Daytona's history in the racing industry, Toyota, Florida Hospital, Chevrolet, Sunoco and Axalta joined as Founding Partners at Daytona International Speedway's new motorsports stadium, with each partnership extending over 10 years. The Founding partners received sponsorship rights for a dedicated injector, as well as innovative fan engagement space, and interior and exterior branding space, that will enhance the overall guest experience.
Since the completion of DAYTONA Rising in January 2016, the DAYTONA 500 has sold out three consecutive years. By providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising provided an immediate incremental lift in Daytona's revenues and earnings, meeting our expectations. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward-looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to many factors not in our control or not readily predictable, as detailed in the Risk Factors section of the Company's publicly filed documents, Forms 10-K, with the SEC, any or all of which can significantly impact our future results. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from its Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement. Construction of the hotel was completed and operations commenced in December 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel.

As per the partnership agreement, our 33.25 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in the Fairfield as an equity investment in our consolidated financial statements as of February 28, 2018. Our 33.25 percent portion of the Fairfield’s net loss, for the three months ended February 28, 2018, was less than $0.1 million, and is included in equity in net income from equity investments in our consolidated statements of operations. There were de minimis administrative costs included in our consolidated statements of operations for the three months ended February 28, 2017.
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
As per the partnership agreement, our 34.0 percent share of equity will be limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. We have accounted for the joint venture in the Autograph as an equity investment in its consolidated financial statements as of February 28, 2018. Our 34.0 percent portion of the Autograph’s net loss, from inception, through February 28, 2018 primarily consists of de minimis administrative costs that are included in net income from equity investments in our consolidated statements of operations. There were no operations included in our consolidated statements of operations in the same period of fiscal 2017.
Residential Project at ONE DAYTONA
As part of the ONE DAYTONA project, we have entered into an additional joint venture related to a residential component of the ONE DAYTONA project (see "Liquidity and Capital Resources - ONE DAYTONA"), which is structured similarly to the Fairfield and Autograph joint ventures, where our share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. As of February 28, 2018, no contributions have been made towards the residential component of the ONE DAYTONA project.
Income Taxes
Our effective income tax rate was approximately (391.5) percent for the three months ended February 28, 2018, and approximately 38.0 percent for the three months ended February 28, 2017, respectively.
The decrease in the effective income tax rate for the three months ended February 28, 2018, as compared to the same period in the prior year, is substantially due to the material income tax benefit associated with the Tax Cuts and Jobs Act of 2017, discussed below.
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"), was enacted, which significantly changed the existing U.S. tax laws. The Tax Act reduced the corporate Federal income tax rate from 35.0 percent to 21.0 percent, eliminated the corporate alternative minimum tax, allowed 100.0 percent expensing of certain qualified capital investments through 2022 (retroactive to September 27, 2017), and further limited the deductibility of certain executive compensation, among other provisions. Under current accounting guidance, we are recognizing the effects of the Tax Act as of the enactment date, subject to SAB No. 118 (see Note 2), which provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects due to the Tax Act. We are still analyzing certain aspects of the Tax Act and are refining our calculations, which could potentially affect the provisional measurement of these balances.
During the first quarter of 2018, as a result of the Tax Act, we incurred a material, non-cash reduction of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $143.9 million.
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

Looking to the future, we believe a healthy broader U.S. economy coupled with ISC and the industry's long-term strategies will provide an environment for improved profitability. NASCAR secured its broadcast rights through the 2024 season, which benefits our entire industry. Consistent with other major sports properties, broadcast rights represent our company's largest revenue segment. Growing and extending this contracted revenue will provide us long-term cash flow visibility. Management believes the strategic initiatives and investments our Company and the motorsports industry have undertaken will continue to grow the sport and strengthen the long-term health of our Company.
The industry has demonstrated commitment to growing the sport by implementing growth initiatives that support NASCAR's industry-wide strategic plan. NASCAR's stated objective is to strengthen NASCAR's appeal by enhancing the connection with existing fans, as well as attracting and engaging new, long-term consumer demographics. The industry initiatives focus on building greater product relevance, cultivating driver star power, richer fan engagement through digital and social media channels and enhancing the live-event experience.
As part of the industry plan, NASCAR implemented several innovations focused on improving the on-track product and increasing its appeal to our fans. These include the following:

•	Enhancements to the NASCAR's Playoffs, including elimination rounds leading up to the Championship event for the three national touring series; and

•	Three stage racing format, similar to quarters or halves in other sports.

•	Knockout group qualifying formats;

•	Overtime rules to address races that previously ended while under caution; and,

•	Refined aerodynamic and downforce specifications that provide the driver greater control of the car.
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
Industry and fan feedback continues to be positive regarding these changes, with a vast majority of fans embracing the format enhancements. We anticipate continued favorable momentum at our future Playoff-related events as we move forward.
We support NASCAR's industry strategy on a number of fronts. We have committed to improving our major motorsports facilities to enhance guest experiences and strengthen fan engagement. Specifically, one of the most ambitious and important projects in our history is the redevelopment of the frontstretch of the Daytona International Speedway, the Company's 60-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports stadium featuring unique experiences for our guests and new innovative marketing platforms for our corporate partners, broadcasters and industry stakeholders. Fan and stakeholder feedback continues to be overwhelmingly positive and financial results from opening in 2016 through to the first quarter of 2018 have exceeded expectations. We believe that Daytona International Speedway's elevated customer experiences will continue to drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. We also believe that this strategic investment will positively influence consumer and corporate involvement in the sport, and drive long-term value for our broadcast partners.
In early fiscal 2017, we announced, as part of our strategic plan and capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), that the ISC Board of Directors approved a project to redevelop the grandstands and infield for Phoenix Raceway, now known as ISM Raceway following a recent partnership discussed below. The modernization project known as The ISM Raceway Project Powered by DC Solar ("ISM Raceway Redevelopment") (see "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar") is estimated to cost approximately $178.0 million and addresses critical facility maintenance, enhances the fan experience, provides valuable marketing assets for new sponsorship opportunities, and creates updated infield amenities including a new 'FanZone' where fans can view firsthand drivers and crews setting up their cars before the race. ISM Raceway is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup series weekends, the latter being the second to the last Monster Energy NASCAR Cup Series event in the playoffs. The track is a fan-favorite, unique racetrack configuration in the twelfth largest major media market of the U.S. ISM Raceway is an attractive but competitive marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience and provide a sustainable financial return. In late September 2017, ISM Raceway and ISM Connect, a pioneer in smart venue technology, announced a multi-year partnership that includes naming rights for the Raceway’s modernized venue as well as the installation of a groundbreaking digital fan engagement experience. Beginning in fiscal 2018, the venue was named ISM Raceway.
Admissions
Creating excess demand for live event attendance while providing the optimal supply of high-quality seating inventory is an important principle of our operating strategy. By effectively managing both ticket prices and seating capacity over the range of customer segments, we have historically stimulated early ticket renewals and driven greater advance ticket sales. Driving advance ticket sales provides us many benefits such as earlier cash inflow and reducing the potential negative impact of actual or forecasted inclement weather.
When evaluating ticketing initiatives, we first examine our ticket pricing structure for each segmented seating area and/or offering within our major motorsports entertainment facilities to ensure prices are congruent with market demand. When determined necessary, we adjust ticket pricing. We believe our ticket pricing philosophy appropriately factors current demand and provides attractive price points for all income levels and desired fan experiences. We maintain the integrity of our ticket pricing model by ensuring our customers who purchase tickets during the renewal period get preferred pricing. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. Encouraging late cycle buying and offering excess promotional tickets could have a detrimental effect on our ticket pricing model and the long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth rather than to capture short-term incremental revenue at the expense of our customers who purchased tickets during the renewal period. We continue to implement innovative ticket pricing strategies to capture incremental admissions revenue including ticket price increases over time as the event nears and adjusting pricing of specific seats within a section or row with desirable attributes and greater demand.
To provide our guests with the best fan experience possible, we have and continue adding fan amenities such as wider seating, increased availability of social zones, which promote greater fan interaction/engagement, and improved sight lines for better viewing. Rising customer expectations from modern sports facilities means that sustaining ticket demand relies strongly on creating a more personal experience for the fans. Enhancing the live event experience to differentiate it from the at-home television viewing experience, is a critical strategy for our future growth. Further benefits from our facility enhancement/optimization strategy include:

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
Other examples of facility enhancements include providing enhanced at-track audio and visual experiences, additional and improved concession and merchandise points-of-sale, creating more interactive social zones and offering greater wireless connectivity. We continuously monitor market demand, evaluate customer feedback, and explore next generation live-sports entertainment fan amenities, all of which could further impact how we manage capacity and spend capital at our major motorsports facilities.
Corporate Partnerships
The power of the NASCAR brand along with its brand/product loyal fan base creates a highly attractive platform for corporate partnership. The participation of FORTUNE 500 companies in NASCAR is greater than in any other sports property with more than one in four FORTUNE 500 companies invested in NASCAR, and nearly half of the FORTUNE 100 listed companies leverage NASCAR within their marketing strategy. The number of FORTUNE 500 companies investing in NASCAR has either grown or sustained for the last five consecutive years and is currently up nearly 30 percent over 2008. We anticipate this high-level of corporate interest will continue considering the appealing characteristics of our sport such as presence in key metropolitan statistical areas, the near year-round event schedule, our impressive portfolio of major motorsports events and attractive NASCAR fan demographics.
Even as companies demand more return on their marketing dollar, our company is focused on delivering an enhanced value proposition through our strategic initiatives. This includes enhanced facilities with more visible sponsor elements, more frequent event activity and diverse content at our facilities, and deeper understanding of and integration with our corporate partners' business..
In fiscal 2017, Monster Energy replaced Sprint as only the third sponsor of NASCAR's premiere "Cup" series. The partnership established a new brand identity for NASCAR's premiere racing series that is modern, yet embraces the heritage of NASCAR racing. Monster Energy's first year as NASCAR premiere series entitlement partner was a rousing success and exceeded sponsorship metrics across the board.
As of March 2018, we have sold all but one Monster Energy NASCAR Cup race entitlements and all but one NASCAR Xfinity series entitlements. For fiscal 2018, we have agreements in place for approximately 87.0 percent of our gross marketing partnership revenue target. This is compared to fiscal 2017 at this time when we had approximately 89.0 percent of our gross marketing partnership revenue target sold and had entitlements for three Monster Energy NASCAR Cup and two NASCAR Xfinity series entitlements either open or not announced. With the vast majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2018.
In fiscal 2016, we completed the redevelopment of the frontstretch of Daytona International Speedway, "DAYTONA Rising", and secured five long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, Sunoco, and Axalta, all of which meet or exceed ten year relationships. We continue to be pleased with corporate sales organic growth and sales driven by strong corporate demand from DAYTONA Rising. We expect corporate partnerships to be a significant contributor to the success of ISM Raceway Redevelopment. To-date, we secured two long-term partnerships with DC Solar and ISM Connect. DC Solar sponsored the project construction phase and ISM became the Raceway's naming rights partner (see "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar"). The longer deal terms provide solid long-term contracted income visibility, allows our sales team to focus on incremental revenue generation and allows our partners more time to benefit from sponsor activation.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees are ISC's largest revenue segment, accounting for approximately 50.2 percent of fiscal 2017 total revenues.
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
NASCAR's solid ratings, the strong demand for live sports programming and the proliferation of on-demand content were significant factors leading up to 2013, enabling NASCAR to sign a lucrative 10-year broadcast agreement in 2013.
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
In January 2, 2012, NBC Sports Network (NBCSN) was re-branded to align NBC owned sports channels with its NBC sports division, which consists of a unique array of sports assets, including NBC Sports, NBC Olympics, NBC Sports Network ("NBCSN") , Golf Channel, 10 NBC Sports Regional Networks, NBC Sports Radio and NBC Sports Digital (Sports Live

Extra). NBCSN is available in approximately 84 million pay television homes. NBC Sports Group possesses an unparalleled collection of television rights agreements, and in addition to NASCAR partners with some of the most prestigious sports properties in the world including the International Olympic Committee and United States Olympic Committee, the NFL, NHL, PGA TOUR, The R&A, PGA of America, Churchill Downs, Premier League, Tour de France, French Open, Formula One, IndyCar and many more. In fiscal 2017, NBCSN broadcast thirteen Monster Energy NASCAR Cup events and fourteen NASCAR Xfinity events, which represented some of the highest rated programming for NBCSN.
NASCAR continues to deliver strong audiences in a changing media consumption environment. Even as fans of all sporting events choose to consume content through digital and social media alternatives in addition to television viewing, NASCAR's live television draw is powerful.
At the beginning of the 2018 NASCAR season, the historic 60th running of the Daytona 500 proved once again why it is the premiere and most significant motorsports event in the world. The race coverage and consumption garnered an average national rating of 5.3 with viewership peaking at 11.5 million, outperforming head-to-head competition with Olympics coverage on NBC and beating out Sunday evenings NBA All-Star Game on TBS/TNT. The 2018 Daytona 500 was FOX's best ratings performance since the 2017 Big Ten Championship game on December 2, 2017. The television broadcast consumption was augmented with strong gains in digital and social consumption metrics discussed in the Digital Media Content section that follows.
As of March 22, 2018, five NASCAR Monster Energy Cup Series points events have run - the most recent being the Auto Club 400 on March 18th at NASCAR's premiere West Coast track, Auto Club Speedway. Overall, the viewership trend for major sporting events (linear) television broadcast is declining, with relevant 2018 examples including double digit percentage ratings declines for the NFL and Olympics. Consistent with this trend, the NASCAR Cup Series year-over-year television ratings change versus the same events last year is down approximately 19.0 percent, through the first five NASCAR Cup Series events - most recent at Auto Club Speedway. We believe the year-over-year trends mirror the changing consumption patterns seen in the broader sports media landscape.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $62.5 million and $64.7 million for the three months ended February 28, 2017 and 2018, respectively. Operating income generated by these media rights were approximately $45.6 million and $47.4 million for the three months ended February 28, 2017 and 2018, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Cup, Xfinity and Camping World Truck series sanction agreements. NASCAR event management fees ("NEM" or “NASCAR direct expenses”) are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Cup, Xfinity and Camping World Truck series events, as part of NASCAR event management fees (See “Critical Accounting Policies and Estimates - Revenue Recognition”). The NASCAR event management fees are contracted from 2016 through 2020 under the five-year sanction agreements (see Sanctioning Bodies) and paid to NASCAR to contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.
Digital Media Content
The evolution of the global media landscape continues as media consumption habits adjust to the proliferation of alternative content distribution channels. Media companies have worked quickly establishing new technology platforms and partnering with new content providers. The sports media market has been affected as well. A September 2017 PriceWaterhouseCoopers Sports survey identified three sports media market 'disruptors' to be as follows:

•	new content delivery platforms such as 'OTT' (over the top), digital media, and applications;

•	growth in use of mobile described as "ubiquitous access to sports content"; and

•	rights holders establishing direct fan relationships via proprietary TV channels, social media, etc.
NASCAR's media strategy aims to create dynamic and engaging content that is uniquely distributed through the linear television broadcast, on online/mobile sites such as NASCAR.com, and/or through social-media outlets. This balanced approach helps NASCAR reach the largest audience and maximize fan engagement. Consistent with this approach, NASCAR evaluates the 'total audience engaged' by aggregating metrics for television, digital, and social media consumption.

Additionally, NASCAR leverages their Fan and Media Engagement Center, a powerful analytical resource used to better understand digital conversations and optimize engagement with the social community.
The 2018 Daytona 500 further demonstrated the importance of digital and social channels as a way fans consume NASCAR. A few key digital/social performance highlights from that race are as follows:

•	Digital sites generated approximately 3.1 million race day visits, up approximately 24.0 percent compared to last year.

•	Video views on NASCAR Digital platforms were up 76.0 percent versus 2017.

•	NASCAR's revamped Fantasy game saw a near three times growth in traffic versus 2017.

•	On social channels, 1.7 million people engaged with content on race-day, a 48.0 percent improvement over 2017, which included a doubling of engagements on both Twitter and Instagram.
Through the fifth NASCAR Monster Energy Cup Series event of the 2018 season, NASCAR Digital Platforms (NASCAR.com, NASCAR Mobile web and NASCAR Mobile applications) delivered strong growth with approximately 2.1 million average unique visitors per race day, equaling approximately six percent growth year over year. Visits to these platforms represents about two thirds of all NASCAR content consumed online, and almost three quarters of all visitors access via mobile. Additionally, NASCAR’s social metrics continue demonstrating growth versus prior year and has generated an average of approximately 23 million race day impressions each event for the 2018 season to date. The strong growth in digital and social channels illustrates the changing way fans consume content and is evidence of the continued interest and engagement by NASCAR's audience.
We are encouraged by the growing reach and engagement that is a direct result of our industry's strategic initiatives. We expect these digital and social channels to continue to grow and believe the industry is well positioned to monetize these channels as our fans (mirroring society-at-large) consume more content in non-traditional ways.
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
In October 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of the Company’s inventory of NASCAR Cup, Xfinity and Camping World Truck Series events. In fiscal 2017, we conducted 21 NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each Sanction Agreement is for a term of five years, through 2020. Other than the term, the Sanction Agreements are substantially similar to those entered into in previous years. The Sanction Agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The Sanction Agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the Sanction Agreements. NASCAR and NEM are controlled by members of the France Family Group which controls approximately 74.1 percent of the combined voting power of the outstanding stock of the Company, as of February 28, 2018, and some members of which serve as directors and officers of International Speedway Corporation. The Company strives to ensure, and management believes that, the terms of the Sanction Agreements transactions are reasonable. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.

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
We expect for our 2018 fiscal year that our share of the pre-tax cash flow from the casino's operations will be approximately $25.0 million to $26.0 million.
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from the Daytona International Speedway, which has crafted a strategy that will create synergy with the Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis. Several tenants have already commenced operations at ONE DAYTONA. Cobb Daytona Luxury Theatres opened in December 2016, Bass Pro Shops opened in February 2017, and Guitar Center opened in October 2017. The Fairfield Inn & Suites, P.F. Chang’s and IT’SUGAR opened in December 2017. Built Burger, Pink Narcissus, Jeremiah’s Italian Ice, Ben & Jerry’s and Rock Bottom Restaurant and Brewery opened prior to the running of the 2018 Daytona 500. We are targeting substantial completion of the remaining RD&E with additional tenants commencing operations in fiscal 2018. Completion of The Daytona is scheduled in late 2018 (see “Liquidity and Capital Resources - ONE DAYTONA”).
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2017 and 2018, are not indicative of the results to be expected for the year.
GAAP to Non-GAAP Reconciliation
The following discussion and analysis of our financial condition and results of operations is presented below using financial measures other than U.S. generally accepted accounting principles (“non-GAAP”). Non-GAAP financial measures, such as Adjusted EBITDA (see below for management interpretation of Adjusted EBITDA), should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The non-GAAP financial measures disclosed herein do not have standard meaning and may vary from the non-GAAP financial measures used by other companies or how we may calculate those measures in other instances from time to time. The financial information, presented in the tables that follow, have been reconciled to comparable GAAP measures (see "Adjusted EBITDA" below).
The non-GAAP financial measures identified in the tables that follow include adjusted income before taxes, adjusted net income and adjusted diluted earnings per share. These non-GAAP financial measures are derived by adjusting amounts for certain items, presented in the accompanying selected operating statement data that have been determined in accordance with GAAP. The financial measures, income before taxes, net income and diluted earnings per share, should not be construed as an inference by us that our future results will be unaffected by those items, which have been excluded to achieve our adjusted, non-GAAP financial measures.
We believe such non-GAAP information is useful and meaningful, and is used by investors to assess the performance of our continuing operations, which primarily consists of the ongoing promotions of racing and other events at our major motorsports entertainment facilities. Such non-GAAP information separately identifies, displays, and adjusts for items that are not considered to be reflective of our continuing core operations at our motorsports entertainment facilities. We believe that such non-GAAP information improves the comparability of the operating results and provides a better understanding of the performance of our core operations for the periods presented.
We use this non-GAAP information to analyze current performance and trends and make decisions regarding future ongoing operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP. The presentation of this non-GAAP financial information is not intended to be considered independent of, or as a substitute for, results prepared in accordance with GAAP. Management uses both GAAP and non-GAAP information in evaluating and operating the business and as such deemed it important to provide such information to investors.
The following non-GAAP financial information is reconciled to comparable information presented using GAAP, derived by adjusting amounts determined in accordance with GAAP for certain items presented in the accompanying selected operating statement data.
The adjustments for fiscal 2017 relate to non-recurring costs incurred associated with The ISM Raceway Project, accelerated depreciation (associated with The ISM Raceway Project), and capitalized interest (associated with ONE DAYTONA and The ISM Raceway Project).
The adjustments for fiscal 2018 relate to non-recurring costs incurred associated with The ISM Raceway Project, losses associated with the retirements of certain other long-lived assets in connection with ONE DAYTONA and facility optimization initiatives, accelerated depreciation (associated with The ISM Raceway Project and other capital improvements including the infield project at Richmond), capitalized interest related to ONE DAYTONA and The ISM Raceway Project, and a

n income tax benefit, primarily related to a reduction in our deferred tax liability, as a result of the lower corporate tax rate from the Tax Cut and Jobs Act of 2017 (see "Note 10 - Income Taxes").

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended February 28, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$34,322	$13,049	$21,273	$0.47
Adjustments:
The ISM Raceway Project	158	60	98	0.00
Accelerated depreciation	646	247	399	0.01
Capitalized interest	(629)	(240)	(389)	(0.01)
Non-GAAP	$34,497	$13,116	$21,381	$0.47

	Three Months Ended February 28, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$34,453	$(134,894)	$169,347	$3.83
Adjustments:
The ISM Raceway Project	105	27	78	0.00
Accelerated depreciation	853	223	630	0.01
Losses on retirements of long-lived assets	1,116	292	824	0.02
Capitalized interest	(828)	(216)	(612)	(0.01)
Benefit of income tax law change	—	143,900	(143,900)	(3.25)
Non-GAAP	$35,699	$9,332	$26,367	$0.60

Adjusted EBITDA
In an effort to enhance the comparability and understandability of certain forward looking financial guidance, we adjust for certain non-recurring items that will be included in our future GAAP reporting to provide information that we believe best represents our expectations for our business performance. We calculate Adjusted EBITDA, a non-GAAP financial measure, as GAAP operating income, plus depreciation, amortization, impairment/losses on retirements of long-lived assets, other previously stated non-GAAP adjustments, and cash distributions from equity investments. We have not reconciled the non-GAAP forward-looking measure to its most directly comparable GAAP measure, such as those of ONE DAYTONA and the ISM Raceway Redevelopment (see "Liquidity and Capital Resources - ONE DAYTONA" and "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar", respectively). Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors not in our control or not readily predictable, as detailed in the Risk Factors section of the Company's previously publicly filed documents, including Forms 10-K and 10-Q, with the SEC, any or all of which can significantly impact our future results. These components, and other factors, could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

The following schedule reconciles the Company's financial performance prepared in accordance with GAAP to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended
	February 28, 2017	February 28, 2018

Net Income (GAAP)	$21,273	$169,347
Adjustments:
Income tax expense (benefit)	13,049	(134,894)
Interest income	(117)	(521)
Interest expense	3,252	2,885
Other	(12)	(15)
Equity in net income from equity investments	(3,627)	(4,308)
Operating Income (GAAP)	$33,818	$32,494
Adjustments:
Depreciation and amortization	26,501	26,739
Impairments/losses on retirements of long-lived assets	30	1,162
Other Non-GAAP adjustments (1)	158	105
Cash distributions from equity investments	4,250	5,250
Adjusted EBITDA (non-GAAP)	$64,757	$65,750
(1) Other Non-GAAP adjustments include:

i.	2017 adjustments related to costs associated with the The ISM Raceway Project of approximately $0.2 million; and

ii.	2018 adjustments related to costs associated with The ISM Raceway Project of approximately $0.1 million.

Comparison of the Results for the Three Months Ended February 28, 2018 to the Results for the Three Months Ended February 28, 2017.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28, 2017	February 28, 2018
	(Unaudited)
REVENUES:
Admissions, net	21.2%	20.5%
Motorsports and other event related	70.0	71.1
Food, beverage and merchandise	6.1	5.3
Other	2.7	3.1
Total revenues	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	19.6	20.1
Motorsports and other event related	17.6	17.5
Food, beverage and merchandise	4.2	3.8
Other operating expenses	0.1	0.8
General and administrative	17.8	17.3
Depreciation and amortization	17.9	18.0
Losses on asset retirements	—	0.7
Total expenses	77.2	78.2
Operating income	22.8	21.8
Interest income	0.1	0.4
Interest expense	(2.2)	(1.9)
Equity in net income from equity investments	2.5	2.9
Other	0.0	0.0
Income before income taxes	23.2	23.2
Income tax expense (benefit)	8.8	(90.6)
Net income	14.4%	113.8%
Comparability of results for the three months ended February 28, 2018 to the same period in fiscal 2017 was impacted by the following:

•	In the first quarter of fiscal 2017, we hosted the Ferrari World Finals at Daytona International Speedway ("Daytona"), for which there was no comparable event in fiscal 2018;

•
In the first quarter of fiscal 2018, we received lease rents, and incurred operating expenses, related to ONE DAYTONA as a result of certain tenants commencing operations in the period, for which there was no comparable activity in the same period of fiscal 2017 (see "ONE DAYTONA");

•
During the three months ended February 28, 2018, we recognized approximately $0.1 million, or less than $0.01 per diluted share, in non-recurring costs that are included in general and administrative expense related to The ISM Raceway Project. During the three months ended February 28, 2017, we recognized approximately $0.2 million, or less than $0.01 per diluted share, in similar costs that are included in general and administrative expense related to The ISM Raceway Project;

•
During the three months ended February 28, 2018, we recognized approximately $0.9 million, or $0.01 per diluted share, of accelerated depreciation due to shortening the service lives of certain assets associated with The ISM Raceway Project and other capital improvements including the infield at Richmond. During the three months ended February 28, 2017, we recognized $0.6 million, or $0.01 per diluted share, of similar costs associated with The ISM Raceway Project;

•
During the three months ended February 28, 2018, we recognized approximately $1.1 million, or $0.02 per diluted share, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with ONE DAYTONA and other facility optimization initiatives. There were no similar costs during the three months ended February 28, 2017;

•
During the three months ended February 28, 2018, we capitalized approximately $0.8 million, or $0.01 per diluted share, of interest, relating to approximately $0.7 million, or $0.01 per diluted share, associated with The ISM Raceway Project and less than $0.2 million, or less than $0.01 per diluted share, associated with ONE DAYTONA. During the three months ended February 28, 2017, we capitalized approximately $0.6 million, or $0.01 per diluted share, of interest, relating to approximately $0.5 million, or $0.01 per diluted share, of interest associated with ONE DAYTONA and approximately $0.1 million, or less than $0.01 per diluted share, of interest related to The ISM Raceway Project; and

•
During the three months ended February 28, 2018, we recorded approximately $143.9 million, or $3.25 per diluted share, of a non-recurring, non-cash income tax benefit related to the Tax Cuts and Jobs Act (see "Note 10 - Income Taxes).

Admissions revenue decreased by approximately $0.8 million, or approximately 2.5 percent, during the three months ended February 28, 2018, as compared to the same period of the prior year.

•
The decrease in the current three month period is primarily driven by lower attendance and admissions for supporting events held during Daytona Speedweeks. Also contributing to the decrease was the aforementioned Ferrari World Finals.

•
Partially offsetting the reduction on admissions revenue were increased admissions and attendance for the Rolex 24 At DAYTONA. Admissions for the Daytona 500 were comparable to prior year due to the event's third consecutive sellout.

Motorsports and other event related revenue increased approximately $2.3 million, or approximately 2.2 percent, during the three months ended February 28, 2018, as compared to the same period of the prior year. The increase in the current three month period is substantially due to increases in television broadcast revenue of approximately $2.2 million, and other event related revenues associated with Speedweeks at Daytona partially offset by the aforementioned Ferrari World Finals.
Food, beverage and merchandise revenue decreased approximately $1.2 million, or 13.0 percent, during the three months ended February 28, 2018, as compared to the same period of the prior year. The decrease is predominately from the aforementioned Ferrari World Finals, and to a lesser extent, the aforementioned lower attendance for certain NASCAR events held during the period.
NASCAR Event Management ("NEM") fees increased $0.9 million, or 3.1 percent, for the three months ended February 28, 2018, as compared to the same period of the prior year. The increase in contracted NEM fees during the current three month period includes approximately $0.6 million attributable to the increase in television broadcast rights fees.
Motorsports and other event related expenses remained comparable for the three months ended February 28, 2018, as compared to the same period of the prior year. The decrease in event related expenses associated with the aforementioned Ferrari World Finals was offset by increases in event related expenses associated with certain NASCAR and other events held during the period.
Food, beverage and merchandise expense decreased approximately $0.4 million, or 6.6 percent during the three months ended February 28, 2018, as compared to the same period of the prior year. The decrease is primarily related to the aforementioned Ferrari World Finals, partially offset by NASCAR and other events held during the period.

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 70.8 percent for the three months ended February 28, 2018, compared to approximately 65.9 percent for the same period in the prior year. The reduction in margin for the period is predominately due to the aforementioned Ferrari World Finals. Also contributing to the reduction in margin were lower revenues on higher margin product sales, as compared to the same period in the prior year.

General and administrative expenses decreased approximately $0.6 million, or 2.3 percent, during the three months ended February 28, 2018, as compared to the same period of the prior year. The decrease was primarily related to certain employee-related, rents, taxes and other administrative costs.

•
General and administrative expenses as a percentage of total revenues remained consistent for the three months ended February 28, 2018, at approximately 17.3 percent, as compared to the same period in the prior year.

Depreciation and amortization expense increased approximately $0.2 million, or 0.9 percent, during the three months ended February 28, 2018, as compared to the same period of the prior year, primarily related to assets placed in service associated with ONE DAYTONA.
Losses on retirements of long-lived assets increased approximately $1.1 million, for the three months ended February 28, 2018, as compared to the same period of the prior year, primarily related to the removal of assets not fully depreciated in connection with capacity and facility optimization initiatives.
Interest income increased for the three months ended February 28, 2018 by approximately $0.4 million, as compared to the same period of the prior year. The increase is primarily due to increased interest rates received on cash deposits, and to a lesser extent, a slightly higher average cash balance for the comparable periods.
Interest expense during the three months ended February 28, 2018, decreased approximately $0.4 million, or 11.3 percent, as compared to the same period of the prior year, primarily related to higher capitalized interest related to ISM Raceway Project, partially offset by lower capitalized interest related to ONE DAYTONA.
Equity in net income from equity investments substantially represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”). During the three months ended February 28, 2018, equity in net income from equity investments increased approximately $0.7 million, or 18.8 percent, as compared to the same period of the prior year, primarily related to lower depreciation expense as a result of certain assets becoming fully depreciated.
Our effective income tax rate was approximately (391.5) percent for the three months ended February 28, 2018, respectively, as compared to 38.0 percent for the same period of the prior year, primarily related to new tax legislation resulting in a one-time non-cash material reduction in our deferred income tax liability and the lower corporate Federal income tax rate (see “Note 10 - Income Taxes”).
As a result of the foregoing, net income for the three month period ending February 28, 2018, as compared to the same period in prior year, reflected an increase of approximately $148.1 million, or $3.36 per diluted share.
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

	November 30, 2017	February 28, 2018
	(Unaudited)
Cash and cash equivalents	$256,702	$283,726
Working capital	240,027	265,411
Total debt	259,466	259,304
At February 28, 2018, our working capital was primarily supported by our cash and cash equivalents totaling approximately $283.7 million, an increase of approximately $27.0 million from November 30, 2017.

Significant cash flow items during the three months ended February 28, 2017 and 2018, respectively, are as follows (in thousands):

	February 28, 2017	February 28, 2018
	(Unaudited)
Net cash provided by operating activities (1)	$39,473	$33,883
Capital expenditures (2)	(21,592)	(8,282)
Distribution from equity investee (3)	4,250	5,250
Net payments related to long-term debt	(221)	(235)
Reacquisition of previously issued common stock (4)	(3,014)	—
(1) Net cash provided by operating activities, during the three months ended February 28, 2018, as compared to the same period in the prior year, was comparable.
(2) Capital expenditures are predominately due to The ISM Raceway Project and ONE DAYTONA for fiscal years 2017 and 2018 (see "Capital Expenditures"). The decrease was substantially related to the construction of ONE DAYTONA nearing its completion and timing of payments for other current projects.
(3) Distributions from equity investee, consists of amounts received as distribution from their profits, included in net cash provided by operating activities, and returns of capital, included in net cash used from investing activities, as detailed in our statement of cash flows.
(4) Fiscal 2017 amount relates to reacquisition of previously issued common stock. There was no comparable activity for the period in fiscal 2018 (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds").
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of February 28, 2018, we have approximately $292.6 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
We operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021.  This allocation will fund a reinvestment at ISM Raceway, as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  In 2017 we began the redevelopment of ISM Raceway (see “The ISM Raceway Project Powered by DC Solar”) and the infield at Richmond (see "Richmond Raceway") with completion for both projects targeted in late 2018, therefore, we expect spending for capital expenditures under this plan to be somewhat front-loaded.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return of this invested capital in the low-to-mid single digits;

•
In addition to the aforementioned $500.0 million in capital expenditures for existing facilities, we expect we will have an additional approximately $107.0 million of capital expenditures, exclusive of capitalized interest and net of public incentives, related to ONE DAYTONA and the Shoppes at ONE DAYTONA (see "ONE DAYTONA").  Capital expenditures totaling approximately $87.2 million have been spent since commencement of construction for the project in fiscal 2016 through February 28, 2018. The remaining approximate $20.0 million of capital expenditures related to the project are expected to be spent in fiscal years 2018 and 2019. We expect the returns of this investment to exceed our weighted average cost of capital;

•
Return of capital to shareholders through dividends and share repurchases is a significant pillar of our capital allocation. In fiscal 2017 we increased our dividend approximately 4.9 percent to $0.43 per share. We expect dividends to increase in 2018 and beyond, by approximately four to five percent annually. Concerning share repurchases, for the three months ended February 28, 2018, we did not repurchase any shares of ISCA on the open market.  At February 28, 2018, we had approximately $171.6 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan; and

•
For fiscal 2017 through 2021 we expect our return of capital program to be approximately $280.0 million, comprised of close to $100.0 million in total annual dividends and the balance being open market repurchase of ISCA shares over the five year period. At this time we expect this spending to be evenly allocated per year, although we will scale the repurchase program to buy opportunistically.

We will continue to explore development and/or acquisition opportunities beyond the initiatives discussed above that build shareholder value and generate returns that exceed our weighted average cost of capital. Should additional development and/or acquisitions be pursued, we will provide discrete information on timing, scope, cost and expected returns of such opportunities.
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
Capital expenditures for projects, including those related to The ISM Raceway Project and ONE DAYTONA, were approximately $8.3 million for the three months ended February 28, 2018. In comparison, we spent approximately $21.6 million on capital expenditures for projects for the same period in fiscal 2017. For fiscal 2018, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $120.0 million and $130.0 million for existing facilities, including the ISM Raceway Redevelopment and Richmond Raceway projects, and an additional approximate $20.0 million in capital expenditures related to construction for ONE DAYTONA, net of the receipt of public incentives discussed below.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
General
As discussed in “Future Trends in Operating Results,” we compete for discretionary spending and leisure time with many other entertainment alternatives and are subject to factors that generally affect the recreation, leisure and sports industry, including general economic conditions. Our operations are also sensitive to factors that affect corporate budgets. Such factors include, but are not limited to general economic conditions, employment levels, business conditions, interest and taxation rates, relative commodity prices, and changes in consumer tastes and spending habits. These factors may negatively impact year-over-year comparability for our revenue categories for the full year, with the exception of domestic broadcast media rights fees.
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
Our cash position and future liquidity has been further enhanced by the following:

•
In fiscal 2017, we recorded a non-recurring tax benefit of approximately $48.2 million related to the worthlessness of ISC's investment in Motorsports Authentics' ("MA") (see "Note 10 - Income Taxes"). As a result, our cash position improved approximately $24.6 million as of fiscal 2017. In the second quarter of fiscal 2018, we received a refund of estimated payments made during 2017 of approximately $19.8 million.  The balance of approximately $3.8 million will be received in subsequent periods; and

•
In December 2017, Congress passed the Tax Cut and Jobs Act ("Tax Act"). We expect the Tax Act to favorably impact our future liquidity, primarily a result of the lower single corporate tax rate from 35.0 percent to 21.0 percent, which will lower our effective tax rate and annual tax liability. Additionally, the Tax Act provides for 100.0 percent expensing of certain capital investments through 2022 (see "Note 10 - Income Taxes"). We will continue to evaluate the details of the Tax Act and the impact on ISC.

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
ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed-use and entertainment destination across from the Daytona International Speedway, which has crafted a strategy that will create synergy with the Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis.
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
The RD&E component of phase one will be owned 100.0 percent by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We expect cash spent to be approximately $95.0 million in fiscal 2016 through 2019 on the RD&E component of ONE DAYTONA’s first phase. Other sources of funding towards the overall ONE DAYTONA project will include the public incentives discussed below and land contributed to the joint ventures associated with the project. In September 2016, we announced VCC had been selected as general contractor to oversee construction of the RD&E component of phase one including Victory Circle and the parking garage. VCC has an outstanding national reputation for quality and a proven track record leading and managing the development and construction of some of the country’s most engaging mixed-use developments.
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
In April 2017, our Board approved an additional approximate $12.0 million of capital expenditures to further develop Volusia Point, which was previously purchased in 2011. Volusia Point is our retail property adjacent to ONE DAYTONA and re-branded the Shoppes at ONE DAYTONA ("the Shoppes"). Several new tenants have executed lease agreements in the Shoppes as a result of the revitalization. We expect the improvements to the Shoppes will generate an incremental EBITDA of approximately $1.0 million to the ONE DAYTONA pro-forma through increased square footage and securing tenants for currently vacant spaces (see "GAAP to Non-GAAP Reconciliation - Adjusted EBITDA" for discussion on Non-GAAP financial forward looking measures).
Several tenants have already commenced operations at ONE DAYTONA. Cobb Daytona Luxury Theatres opened in December 2016, Bass Pro Shops opened in February 2017, and Guitar Center opened in October 2017. The Fairfield Inn & Suites, P.F. Chang’s and IT’SUGAR opened in December 2017. Built Burger, Pink Narcissus, Jeremiah’s Italian Ice, Ben & Jerry’s and Rock Bottom Restaurant and Brewery opened prior to the running of the 2018 Daytona 500. We are targeting substantial completion of the remaining RD&E with additional tenants commencing operations in fiscal 2018. Completion of The Daytona is scheduled in late 2018. At stabilization in 2020, we expect this first phase of ONE DAYTONA and the Shoppes to deliver a combined incremental annual revenue and EBITDA of approximately $13.0 million and approximately $10.0 million, respectively, and deliver an unlevered return above our weighted average cost of capital (see "GAAP to Non-GAAP Reconciliation - Adjusted EBITDA" for discussion on Non-GAAP financial forward looking measures).
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. The CDD will purchase certain infrastructure assets, and specific easement rights, from ONE DAYTONA. ONE DAYTONA expects to receive approximately $22.0 million of the total incentive amount in cash, and the remaining to be received in annual payments derived from a long-term note receivable issued by the CDD, with the first payment expected in fiscal 2019 and the term not to exceed 30 years.
Total capital expenditures for ONE DAYTONA and the Shoppes, excluding capitalized interest and net of anticipated public incentives, are expected to be approximately $107.0 million. From inception, through February 28, 2018, capital expenditures totaled approximately $87.2 million, exclusive of capitalized interest and labor. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we may secure financing for the project upon stabilization. However, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. From inception, through February 28, 2018, we recorded approximately $3.6 million of capitalized interest related to ONE DAYTONA, and expect approximately $3.8 million to be recorded by completion of construction.
Any future phases will be subject to prudent business considerations for which we will provide discrete cost and return disclosures.
The ISM Raceway Project Powered by DC Solar
On November 30, 2016, we announced our Board of Directors approved a multi-year redevelopment project ("The ISM Raceway Project") to elevate the guest experience at ISM Raceway, the company’s 53.0-year-old motorsports venue. The redevelopment is expected to focus on new and upgraded seating areas, vertical transportation options, new concourses, enhanced hospitality offerings and a re-worked infield experience with a brand-new Fan Zone that offers greater accessibility to pre-race activities. In early 2017, we announced a multi-year partnership with DC Solar that included naming the project 'The ISM Raceway Project Powered by DC Solar' during the redevelopment phase, and in September 2017, we announced a long-term partnership with ISM Connect, a pioneer in smart venue technology, which included naming rights to ISM Raceway. Beginning in 2018, the venue is now known as ISM Raceway.

The ISM Raceway Project Powered by DC Solar is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The ISM Raceway Project is expected to cost approximately $178.0 million, including maintenance capital, before capitalized interest. Okland Construction ("Okland") has been selected as general contractor of the project. Effective November 30, 2016, ISM Raceway entered into a Design-Build Agreement with Okland. The Design-Build Agreement obligates ISM Raceway to pay Okland approximately $136.0 million for the completion of the work described in the Design-Build Agreement. This amount is a guaranteed maximum price to be paid for the work, which may not change absent a requested change in the scope of work by ISM Raceway.
Construction commenced in early fiscal 2017 and completion is expected in fall of 2018, with components placed in service during the fall of 2017. Based on our current plans for ISM Raceway, we have identified existing assets that are expected to be impacted by the redevelopment and will require accelerated depreciation, totaling between approximately $6.0 million and $6.5 million in non-cash charges over the approximate 22-month project time span. From inception, through February 28, 2018, we recorded approximately $5.8 million of accelerated depreciation associated with the project.
From inception, through February 28, 2018, we have incurred total capital expenditures related to The ISM Raceway Project, exclusive of capitalized interest and labor, of approximately $87.6 million. Despite the Company not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that the Company capitalize a portion of the interest on existing outstanding debt during the construction period.  We estimate that we will record approximately $6.0 million to $6.5 million of capitalized interest from fiscal 2017 through fiscal 2018. From inception, through February 28, 2018, we recorded approximately $2.0 million of capitalized interest related to The ISM Raceway Project.
Upon completion, the redevelopment is expected to provide a full fiscal year incremental lift in ISM Raceway's EBITDA of approximately $8.5 million to $9.0 million (see "GAAP to Non-GAAP Reconciliation - Adjusted EBITDA" for discussion on Non-GAAP financial forward looking measures). We began recognizing revenue and expense associated with the project, as a result of assets placed in service and/or benefits provided to partners, beginning late fiscal 2017. We expect the full fiscal year incremental financial lift in fiscal 2019 and sustained thereafter.
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
Richmond Reimagined is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The project is expected to cost approximately $30.0 million, which includes maintenance capital, before capitalized interest. Groundbreaking occurred immediately following the Monster Energy NASCAR Cup Series event in September 2017. Based on our current plans for Richmond, we have identified existing assets that are expected to be impacted by the redevelopment and will require accelerated depreciation, or losses on asset retirements, over the project time span. Through February 28, 2018, we recorded approximately $1.2 million of non-cash charges related to accelerated depreciation associated with the project.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2017. During the three months ended February 28, 2018, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 28, 2018.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2017 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2017— December 31, 2017
Repurchase program (1)	—	$—	—	$171,585
January 1, 2018 — January 31, 2018
Repurchase program (1)	—	$—	—	$171,585
February 1, 2018 — February 28, 2018
Repurchase program (1)	—	$—	—	$171,585
	—		—

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

Since inception of the Plan through February 28, 2018, we have purchased 9,701,401 shares of our Class A common shares, for a total of approximately $358.4 million. We did not purchase any shares of our Class A common shares during the three month period ended February 28, 2018. At February 28, 2018, we had approximately $171.6 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	April 3, 2018	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer