Form 10-K/A
INTERNATIONAL SPEEDWAY CORP
filed 2018-05-25
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
(Amendment No. 1)
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
At April 30, 2018, there were outstanding: No shares of Common Stock, $.10 par value per share, 24,420,872 shares of Class A Common Stock, $.01 par value per share, and 19,684,512 shares of Class B Common Stock, $.01 par value per share.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-K/A
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2017

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended November 30, 2017 (“2017 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2018. We are filing this Amendment to amend Part III of the 2017 Form 10-K to include the information required by and not included in Part III of the 2017 Form 10-K because we did not file our definitive information statement within 120 days of the end of our fiscal year ended November 30, 2017. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
The reference on the cover page of the 2017 Form 10-K to the incorporation by reference of our definitive information statement into Part III of the 2017 Form 10-K is hereby deleted.
Except as described above, no other changes have been made to the 2017 Form 10-K. The 2017 Form 10-K continues to speak as of the date of the 2017 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2017 Form 10-K other than as expressly indicated in this Amendment. Nothing contained in this amendment updates any disclosure contained in the 2017 Form 10-K to reflect any events occurring after the filing of the 2017 Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS
The following is a list of our directors and executive officers.

Name	Age	Position With the Company
James C. France	73	Chairman of the Board, Assistant Treasurer and Director
Lesa France Kennedy	56	Vice Chairwoman, Chief Executive Officer and Director
John R. Saunders	61	President
Joel S. Chitwood	48	Executive Vice President and Chief Operating Officer
W. Garrett Crotty	54	Executive Vice President, Chief Administration Officer, Chief Legal Officer, Chief Compliance Officer & Secretary
Gregory S. Motto	45	Executive Vice President, Chief Financial Officer and Treasurer
Craig A. Neeb	57	Executive Vice President, Chief Innovation and Development Officer
Daryl Q. Wolfe	50	Executive Vice President, Chief Marketing Officer
Laura E. Jackson	52	Senior Vice President, Corporate Services and Chief Human Resources Officer
Paula Miller	54	Senior Vice President, Human Resources
Eric Nyquist	46	Senior Vice President, Chief Communications Officer
Jeffrey T. Boerger	53	Vice President, Corporate Development
Frank Kelleher	37	Vice President, Sales and Marketing
Derek Muldowney	52	Vice President
Ben Odom	37	Vice President, Legal and Deputy General Counsel
Larry Aiello, Jr.	67	Director
J. Hyatt Brown	80	Director
Brian Z. France	55	Director
William P. Graves	65	Director
Sonia M. Green	68	Director
Christy F. Harris	72	Director
Morteza Hosseini-Kargar	62	Director
Larree M. Renda	59	Director
Larry D. Woodard	58	Director

Director Biographies
Ms. Lesa France Kennedy, a director since 1984, became Vice Chairwoman in July 2007 and was named our Chief Executive Officer in June 2009. Previously, she served as our President from April 2003 until June 2009. Ms. Kennedy served as our Executive Vice President from January 1996 until April 2003, Secretary from 1987 until January 1996 and served as our Treasurer from 1989 until January 1996. Ms. Kennedy is also Vice Chairwoman, Executive Vice President and Assistant Treasurer of NASCAR. Ms. Kennedy’s experience in the motorsports industry, her knowledge of our Company and proven leadership ability are among the factors the Board considered with respect to her nomination for re-election to the Board.
Mr. Larry Aiello, Jr., a director since 2003, served as the President and Chief Executive Officer of Corning Cable Systems, which is part of Corning, Inc., from 2002 until his retirement in 2008. Mr. Aiello joined Corning, Inc. in 1973. He was named Senior Vice President and Chief of Staff-Corning Optical Communications in 2000. Mr. Aiello’s business background and experience enhance his ability to analyze and contribute valuable insight on matters such as financing and capital management. In addition, his contributions as a member and as Chairman of our Audit Committee are among the factors the Board considered with respect to his nomination for re-election to the Board.

Mr. J. Hyatt Brown, a director since 1987, serves as the Chairman of Brown & Brown, Inc. and has been in the insurance business since 1959. Mr. Brown also currently serves as a director Verisk Analytics, Inc. Until 2012, Mr. Brown served as a director of NextEra Energy, Inc. Until January 2010, Mr. Brown served on the Board of Rock-Tenn Company, until April 2008, he served on the Board of SunTrust Banks, Inc. and until December 2006, he served on the Board of BellSouth Corporation, each a publicly held company. Mr. Brown’s extensive business experience, service on boards of other publicly traded companies and proven leadership abilities are among the factors the Board considered with respect to his nomination for re-election to the Board. Mr. Brown is our lead independent director.
Ms. Sonia M. Green, a director since April 2013, is President and CEO of SMG Marketing Group providing marketing, sales and communications expertise to organizations in both the for profit and non-profit sectors. She currently serves on the board of The Soup Kitchen of Boynton Beach and is a member of the 4Kids Business Development Council. From 2001 to 2008, Ms. Green served as Director of Diversity Marketing and Sales for General Motors Corporation.  She also previously served on the board of the Greater Miami Chamber of Commerce, the Avon Products Foundation and National Hispanic Corporate Council for which she served as Chairperson. Ms. Green’s nationally recognized leadership in marketing and brand communications for more than 20 years, with a specialty in multicultural/diversity marketing, as well as her experience as a trusted spokesperson on diversity and marketing issues for both Spanish and English media outlets, are among the factors the Board considered with respect to her nomination for re-election to the Board.
Mr. William P. Graves, a director since September 2003, served as President and Chief Executive Officer of the American Trucking Association from January 2003 until January 2017. Mr. Graves served as Governor of the State of Kansas from January 1995 until January 2003. Mr. Graves’ experience as a governor, as well as his knowledge of governmental affairs, are among the factors the Board considered in concluding he is qualified to serve as a Board member.
Mr. Christy F. Harris, a director since 1984, has been engaged in the private practice of business and commercial law for more than 40 years and currently is Of Counsel with Kinsey, Vincent, Pyle, P.L. Mr. Harris served as a Managing Director of AMA Pro Racing until 2013. Mr. Harris also has served on the Board of ACCUS (Automobile Competition Committee for the United States) for over nine years and as a judge of the FIM International Tribunal and International Court of Appeals for Motorsports Controversies and Disputes. Mr. Harris’ experience as an attorney and counselor to businesses and their management, along with his extensive knowledge of our business, are among the factors the Board considered in concluding he is qualified to serve as a Board member.
Mr. Morteza Hosseini-Kargar, a director since 2007, is the Chairman and Chief Executive Officer of Intervest Construction, Inc. and has served in that role for over five years. Mr. Hosseini’s experience in real estate development and successful ownership and operation of businesses are among the factors the Board considered in concluding he is qualified to serve as a Board member.
Mr. James C. France, a director since 1970, has served as our Chairman since July 2007, and as our Assistant Treasurer since June 2009. Previously, he served as our Chairman and Chief Executive Officer from July 2007 until June 2009 and he served as Vice Chairman and Chief Executive Officer from April 2003 until July 2007. He also served as our President and Chief Operating Officer from 1987 until 2003. Mr. France is also Vice Chairman, Executive Vice President and Assistant Secretary of NASCAR. Mr. France’s extensive business and motorsports industry experience, knowledge of our Company and proven leadership ability are among the factors the Board considered in concluding he is qualified to serve as a Board member.
Mr. Brian Z. France, a director since 1994, has served as NASCAR’s Chairman and Chief Executive Officer since September 2003, Executive Vice President from February 2001 to September 2003 and Vice Chairman from January 2003 to September 2003. Previously, he served as NASCAR’s Senior Vice President from 1999 to 2001. Mr. France’s extensive experience in and knowledge of the motorsports industry, in particular NASCAR, are among the factors the Board considered in concluding he is qualified to serve as a Board member.
Ms. Larree M. Renda, a director since 2015, currently serves as a member of the Board of Directors of Casey’s General Stores, where she serves on the Nominating & Governance and Risk Committees and chairs the Compensation Committee. She also serves as a member of the Board of Regents of the University of Portland. Prior to joining the Board of Directors, Ms. Renda served as one of Safeway’s top executives for 15 years, most recently as Executive Vice President from 1999 - 2015. She managed retail strategies and held many administrative roles for Safeway, one of the largest food and drug retailers in North

America. Her areas of influence included labor relations, public affairs, communications, government relations, health initiatives, human resources, corporate social responsibility and sustainability, philanthropy, industrial engineering, IT and real estate. Ms. Renda’s leading experience in retail strategy, real estate, and financial planning are among the factors the Board considered in concluding she is qualified to serve as a Board member.
Mr. Larry D. Woodard, a director since April 2013, is President and CEO at Graham Stanley Advertising, a firm he founded in 2010, which integrates traditional and digital advertising.   Prior to that, Mr. Woodard served as the President and CEO of Vigilante Advertising for over a decade.  Mr. Woodard’s 26 years of experience as a highly regarded and successful advertising industry executive, his experience in business, and being a weekly columnist and on air commentator regarding advertising and marketing issues, are among the factors the Board considered in concluding he is qualified to serve as a Board member.
Ms. Green, Ms. Renda, and Messrs. Aiello, Brown, Graves, Hosseini and Woodard have been determined by the Board to be “independent” as that term is presently defined in Rule 4200(a)(15) of the NASDAQ listing standards.
Officer Biographies
Mr. Jeffrey T. Boerger became Vice President, Corporate Development in April 2016. In this role, he oversees all ISC-owned and operated real estate, seeking its highest and best use. He served as President of Kansas Speedway Development Corp. from March 2010 until April 2016, managing our investment in the Hollywood Casino Kansas Speedway, a role in which he continues to serve. Prior to that, Mr. Boerger served as President of Kansas Speedway from May 2002 until March 2010.
Mr. Joel S. Chitwood became Executive Vice President and Chief Operating Officer since April 2016. Prior to that he had served as Executive Vice President since April 2015. He served as Vice President for us from August 2009 to April 2015, and in August 2010 was named President of Daytona International Speedway, one of our subsidiaries, a role in which he served until April 2016. Prior to that, he served as President and Chief Operating Officer of Indianapolis Motor Speedway from November 2004 through August 2009. He served as Senior Vice President, Business Affairs for Indianapolis Motor Speedway from October 2002 to November 2004. Mr. Chitwood also served as Vice President and General Manager of Raceway Associates, LLC, which oversaw construction of Chicagoland Speedway from 1999 to 2002.
Mr. W. Garrett Crotty became Executive Vice President, Chief Administration Officer, Chief Legal Officer & Secretary in April 2015. In January of 2018 Mr. Crotty also added the role of Chief Compliance Officer. He served as a Senior Vice President from April 2004 to April 2015. Mr. Crotty was named a Vice President in July 1999 and since 1996 has served as Secretary and General Counsel. Mr. Crotty has also served as General Counsel of NASCAR since 1996 and as a member of NASCAR’s Board of Directors since 2006.
Ms. Laura E. Jackson was named Senior Vice President, Corporate Services and Chief Human Resources Officer in April 2015. She was named Vice President, Corporate Services in February 2013, after serving as our Vice President, Human Resources from April 2010 through January 2013. Prior to that, she had served as our Managing Director, Human Resources from January 2009 through March 2010. Before joining the Company, Ms. Jackson served as Senior Vice President, Human Resources for Textron, Inc. from September 2003 through January 2009.
Mr. Frank Kelleher was named Vice President, Sales and Marketing in January 2018. Previously Mr. Kelleher was Managing Director of ISC Sales and Marketing. Mr. Kelleher was our Senior Director of Marketing Partnerships from 2010-2015, Director of Partnership Marketing from 2009-2010, Manager, Partnership Sales from 2005-2009, Account Manager from 2004-2005 and Account Executive from 2003-2004. Kelleher joined the Company as an Account Coordinator in 2003.
Mrs. Paula Miller was named Senior Vice President, Human Resources in January 2018. Mrs. Miller our Managing Director of Human Resources from 1999 through September, 2008. Mrs. Miller is also the Senior Vice President and Chief Human Resources Officer of NASCAR. She began working for NASCAR in September, 2008.
Mr. Gregory S. Motto was named Executive Vice President, Chief Financial Officer and Treasurer in January 2018. Mr. Motto previously served as Senior Vice President, Chief Financial Officer and Treasurer in April 2017 and Vice President, Chief Financial Officer and Treasurer since December 2016. Prior to that Mr. Motto served as Vice President, Finance and Accounting, and Controller in April 2015. Mr. Motto joined us in 2000, and has served in positions as Financial Analyst, Assistant Controller and Director of Strategic Planning. Motto left ISC for a short period during this time and served as Chief

Financial Officer and Treasurer for Eddy Corporation, a privately held company from January 2006 through April 2007. Prior to joining ISC, Motto worked for GE Capital, serving as Financial Analyst responsible for financial planning and analysis and strategic planning. While at GE Capital, Mr. Motto completed the GE Financial Management Program with honors. Motto serves as Director and a member of the Finance Committee for the Community Foundation of Volusia and Flagler County and as a member of the Audit and Finance Committee for Halifax Health in Daytona Beach.
Mr. Derek J. Muldowney was named Vice President in April 2016. Prior to that, he served for more than ten years as Executive Vice President of ISC Design & Development, our design, construction and development subsidiary.
Mr. Craig A. Neeb was named Executive Vice President, Chief Innovation and Development Officer in January 2018. Prior to that Mr. Neeb served as Executive Vice President, Chief Development and Chief Digital Officer since April 2015. He had served as Senior Vice President, Business Development and Chief Digital Officer since April 2014. Mr. Neeb was named our Vice President, Business Development and Chief Digital Officer in February 2013, after serving as our Vice President — Multi Channel Marketing from June 2009 through January 2013. Mr. Neeb also served as our Chief Information Officer from November 2000 until February 2013. Mr. Neeb also served as our Managing Director of Marketing Services from 2008 to June 2009. Mr. Neeb also serves as Chief Innovation and Development Officer for NASCAR since January 2018.
Mr. Eric Nyquist was named Senior Vice President, Chief Communications Officer in January 2018. Mr. Nyquist is also the Senior Vice President and Chief Communications officer for NASCAR. Mr. Nyquist began with NASCAR in 2005 in the Business Affairs department. Prior to joining NASCAR, Mr. Nyquist was the Executive Vice President of Chicago White Sox Enterprises from 1999-2004.
Mr. Benjamin Odom was named Vice President, Legal and Deputy General Counsel in January 2018. Previously he served as Managing Director, Associate General Counsel & Compliance for the Company. Odom joined the Company in 2006.
Mr. John R. Saunders was appointed our President in June 2009. Previously he served as Executive Vice President from April 2004 until June 2009 and from April 2003 until June 2009 served as our Chief Operating Officer. He had served as Senior Vice President-Operations from July 1999 until April 2003, at which time he was appointed Senior Vice President and Chief Operating Officer. He had served as a Vice President since 1997 and was President of Watkins Glen International, a subsidiary of the Company, from 1983 until 1997.
Mr. Daryl Q. Wolfe was named Executive Vice President, Chief Marketing Officer in April 2015. He had served as Senior Vice President, Chief Marketing Officer since April 2012. Prior to that, he served as Vice President, Chief Marketing Officer from April 2007 to April 2012. He had previously served as Vice President, Sales and Media from 2005 to 2007. Mr. Wolfe had served as Managing Director, Marketing Partnerships from 2003 to 2005, and as Senior Director, Marketing Partnerships from 2001 to 2003. Mr. Wolfe also serves as Chief Sales Officer of NASCAR since December of 2017.
Family Relationships
James C. France is the uncle of Lesa France Kennedy and Brian Z. France who are siblings. There are no other family relationships among our executive officers and directors.
Director Independence
Each of Ms. Green, Ms. Renda, and Messrs. Aiello, Brown, Graves, Hosseini-Kargar and Woodard have been determined by the Board to be an “independent director” as that term is presently defined in NASDAQ Marketplace Rule 5605(a)(2).
Audit Committee
The functions of the Audit Committee (which presently consists of Ms. Renda and Messrs. Aiello (Chair), Brown and Graves) include (i) meeting with auditors to discuss the scope, fees, timing and results of the annual audit, (ii) reviewing our consolidated financial statements, and (iii) performing other duties deemed appropriate by the Board. The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.internationalspeedwaycorporation.com. The Board of Directors has determined that Ms. Renda and Messrs. Aiello and Brown are qualified as audit committee financial experts (as defined by the SEC) and that all of the members of the Audit

Committee meet the enhanced independence requirements applicable to audit committee members under NASDAQ Marketplace Rule 5605(c)(2).
CODE OF ETHICS
Our Audit Committee has adopted a code of ethics that applies to all of our directors and employees, including our senior financial officers, our principal executive officer and our principal financial officer. The Code of Ethics is designed, among other things, to deter wrongdoing and promote ethical conduct, full and accurate reporting in all our filings with the SEC, and compliance with applicable laws. The Code of Ethics mandates the maintenance of a 24 hour hotline that any employee can use to report, anonymously if they so choose, any suspected fraud, financial impropriety or other alleged wrongdoing. All calls are handled by the Vice President, Legal & Deputy General Counsel, the Senior Vice President, Corporate Services and/or Senior Director of Internal Audit, as appropriate, who regularly report to the Audit Committee on calls received. A copy of the current Code of Ethics is available on our website at www.internationalspeedwaycorporation.com. We intend to satisfy our disclosure obligations regarding any amendment to, or waiver from, any provision of our code of ethics that applies to any of our senior financial officers by posting that information on our website, as well as making all public disclosures required by the SEC. At the present time there have been no amendments or waivers.
SHAREHOLDER NOMINATIONS
There have been no material changes to the procedures by which shareholders may recommend nominees to our Board. Shareholders who wish to nominate directors for election at an annual meeting of shareholders are required to follow the procedures contained in Article VI of our Amended and Restated Articles of Incorporation, which are available on our website at www.internationalspeedwaycorporation.com. Nominations must be in writing, addressed to the Secretary, and must be received in writing not less than 120 days nor more than 180 days prior to the first anniversary of the date of our notice of annual meeting of shareholders provided for the previous year’s annual meeting. The shareholder’s notice to the Secretary must set forth (i) certain information regarding the nominee, such as name, age and principal occupation, and (ii) certain information regarding the shareholder(s) such as the name and record address of the shareholder(s) and the number of shares of our capital stock such shareholder(s) own. No person nominated by shareholders will be eligible for election as a director unless nominated in accordance with these procedures.
AUDIT COMMITTEE FINANCIAL EXPERT
The Board of Directors has determined that Ms. Renda and Messrs. Aiello and Brown are qualified as audit committee financial experts (as defined by the SEC) and that all of the members of the Audit Committee are “independent” (as independence is presently defined in Rule 4200(a)(15) of the NASDAQ listing standards). The Audit Committee met six times during fiscal 2017.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Based upon a review of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended November 30, 2017, Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended November 30, 2017, and written representations furnished to us, there is no person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than ten percent of any class of our securities that failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the fiscal year ended November 30, 2017.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Overview and Objectives of Compensation Program
The goal of the compensation programs for our named executive officers is to retain and reward leaders who create long-term value for our shareholders. This goal affects the compensation elements we use and our compensation decisions.
We have designed and implemented our compensation programs for our named executives to:

•	reward them for financial and operating performance;

•	align their interests with those of our shareholders; and

•	encourage them to remain with the Company.
Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of:

•	salary and annual discretionary bonus;

•	non-equity (cash) incentive compensation based upon annually determined performance criteria;

•	equity incentive compensation based upon annually determined performance criteria combined with a time based vesting schedule; and

•	other benefits.
In deciding on the type and amount of compensation for each executive, we focus almost exclusively on each executive’s current pay, rather than historic pay. We combine the compensation elements for each executive in a manner we believe optimizes the value for our shareholders and supports the goals of our compensation programs.
We provide a combination of pay elements with the goal of aligning executive incentives with shareholder value. The three major elements of our executive compensation — base salary, annual cash awards (which include bonuses and non-equity incentives) and long-term equity incentives — simultaneously fulfill one or more of our performance, alignment and retention objectives.
The following summarizes the compensation elements we use as tools to reward, retain and align the performance expectations of our named executives.

Base Salary, Non-Equity Incentives and Cash Bonuses
Base salaries for our named executives are designed to provide competitive levels of compensation dependent on the scope of their responsibilities, their leadership skills and values, and their performance. For each named executive officer, we pay annual non-equity incentives each February for the prior year’s performance based upon management’s evaluation and the Compensation Committee’s qualitative assessment of the executives’ performance. This short term compensation element is in line with the stated goal of our compensation programs, namely retaining and rewarding leaders who create long-term value for our shareholders. The incentives were determined using the criteria approved by the Compensation Committee for performance against normalized corporate financial performance measures based on budget of revenue; operating margin based on budget, and capital allocation based on budget. For fiscal 2017, the corporate financial measurements for these non-equity incentives were weighted as follows: 1) revenue based on budget as 17.5 percent, 2) operating margin based on budget as 17.5 percent, 3) capital allocation based on budget as 20.0 percent and 4) EBITDA based on budget as 25.0 percent.
In addition to amounts paid pursuant to our non-equity incentive plan, the Compensation Committee retains discretion to award cash bonuses where performance may warrant. We also award a small annual holiday cash bonus based on seniority.
Long —Term Compensation — 2006 Long Term Incentive Plan & 2017 Long Term Incentive Plan
We emphasize long-term variable compensation at the senior executive levels because of our desire to reward effective long-term management decision making and our desire to retain executive officers who have the potential to impact both our short-term and long-term profitability. We believe that providing Restricted Stock Units (RSUs) is an effective means to focus our named executives on delivering long-term value to our shareholders. RSUs allow us to reward and retain the named executives by offering them the opportunity to receive shares of our stock on the date the restrictions lapse so long as they continue to be employed by the Company. Our 2006 Long Term Incentive Plan expired during 2016. Our 2017 Long Term Incentive Plan was approved by the Committee and Board of Directors in 2017 and received shareholder approval at the 2017 annual meeting.
Other Compensation
We provide our named executive officers with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table, that we believe are reasonable, competitive and consistent with our overall compensation program and goals. The costs of these benefits constitute only a small percentage of each named executive officer’s total compensation, and include premiums paid on life insurance policies and Company contributions to a 401(k) plan. The named executive officers also participate in the standard health insurance benefits offered to all employees. We also provide the use of a car provided by the Company and comprehensive physical examinations every other year. The named executive officers are encouraged to attend events at the motorsports entertainment facilities operated by the Company as part of their job function and permitted to bring a guest with them to these events at no charge to the executive.
Compensation Implementation
Determination of Compensation
As part of our total overall compensation plan, the compensation for our named executive officers depends on the scope of their responsibilities, their leadership skills and values, and their individual performance, as well as the Company's performance. Decisions regarding salary increases are affected by the named executives’ current salary and the amounts paid within and outside the Company. Base salary rates are reviewed on annual basis and adjusted when appropriate by the Compensation Committee based upon changes in market conditions and the Company’s performance factors. When making decisions regarding compensation, we focus almost exclusively on each executive’s current pay, rather than historic pay.
The Compensation Committee exercises its discretion in initially making compensation decisions, after reviewing the performance of the Company and evaluating an executive’s prospects and performance during the year against established goals, operational performance, business responsibilities, and current compensation arrangements. The following is a summary of key considerations affecting the determination of compensation for the named executives:
Emphasis on Consistent Performance. Our compensation program provides a greater pay opportunity for executives who demonstrate superior performance for sustained periods of time. Each of our named officers has served us for many years, during which she/he has held diverse positions of increasing responsibility. The amount of their pay reflects their consistent contribution with the expectation of continued contribution to our success. Our emphasis on performance affects our discretionary annual cash bonus, non-equity incentives and equity incentive compensation. We incorporate current year and expected performance into our compensation decisions and percentage increases or decreases in the amount of annual compensation. For fiscal 2017, the criteria to determine overall compensation remained consistent with prior years and our stated philosophy.
Discretion and Judgment. We generally adhere to our historic practices and formulas in determining the amount and mix of compensation elements. Because of our reliance on the formulaic achievement of annual Company financial goals in determining the amount of plan-based compensation, short term changes in business performance can have a significant impact on the compensation of the named executive officers. We consider competitive market compensation paid by other companies of similar size and market capitalization, but we do not attempt to maintain a certain target percentile within a peer group or otherwise rely on data of peer companies to determine executive compensation.
We do not have any specific apportionment goal with respect to the mix between equity incentive awards and cash payments. We generally attempt to assess an executive’s total pay opportunities and whether we have provided the appropriate incentives to accomplish our compensation objectives. Our mix of compensation elements is designed to reward recent results and performance through a combination of non-equity (cash) and equity incentive awards. We also seek to balance compensation elements that are based on financial, operational and strategic metrics. We believe the most important indicator of whether our compensation objectives are being met is our ability to motivate our named executives to deliver superior performance and retain them.
Significance of Company Results. The Compensation Committee primarily evaluates the named executives’ contributions to the Company’s overall performance rather than focusing only on their individual function. The Compensation Committee believes that the named executive officers share the responsibility to support the goals and performance of the Company, as the executive members of the Company’s leadership team. While this compensation philosophy influences all of the committee’s compensation decisions, it has the biggest impact on annual non-equity incentive awards and, generally, discretionary bonuses.

Consideration of Risk. Our compensation programs are discretionary, balanced and focused on rewarding performance for both current year and long-term strategy. Under this structure, a greater amount of compensation can be achieved through consistent superior performance over sustained periods of time. Long-term incentive plan compensation in the form of restricted stock is restricted to multiple vesting years with 50.0 percent vesting in three years and the remainder vesting in five years. We believe this provides strong incentives for our named executive officers to manage the Company for the long term while avoiding excessive risk-taking in the short term. Goals and objectives reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. The elements of compensation are mixed among current non-equity (cash) payments and equity awards. With limited exceptions, the Compensation Committee retains the ability to adjust compensation for quality of performance and adherence to our values. The Company does not believe that its compensation policies and practices are reasonably likely to have a material adverse effect on the Company.
No Employment and Severance Agreements. None of our named executive officers have employment or change-of-control agreements nor do they have pre-negotiated severance agreements in place. Our named executive officers serve at the will of the Board, which enables the Company to terminate their employment with discretion as to the terms of any severance arrangement. This is consistent with our performance-based employment and compensation philosophy. Of course, the fact that our Chairman of the Board and our Vice Chairwoman and Chief Executive Officer are members of the France Family Group, which has the ability to elect the entire Board, does impact such discretion in their case. In addition, the time vesting of our plan–based restricted stock awards help retain our executives by subjecting to forfeiture any unvested shares if they leave the Company prior to retirement. There are change-of-control provisions associated with each award of such plan-based restricted stock awards. Change of control is defined in the individual participant plans for all participants in the restricted stock incentive program. A copy of the 2017 Long Term Incentive Plan is on file with the SEC in connection with our Form S-8 registration statement, filed on October 10, 2017.
Roles of Compensation Committee and Named Executives
Executive officer compensation is overseen by the Compensation Committee of the Board of Directors, which is composed entirely of independent directors, pursuant to its charter. A copy of the charter may be viewed on the Company’s website at www.internationalspeedwaycorporation.com.
Prior to the beginning of each fiscal year, the Compensation Committee establishes a total pool of dollars to be used for increases in annual salary compensation for all of our employees, including all of the named executive officers. In setting this total pool of dollars the members of the Compensation Committee consider a variety of factors, including, but not limited to, historic and projected earnings per share, anticipated revenue growth, established salary ranges and market conditions. The committee members then use their collective business judgment to establish the total pool of dollars for increases in annual salary compensation.
Under the direction of the CEO, the proposed salaries, individual performance goals and targeted bonuses for each of the named executive officers other than the CEO, are presented to the Compensation Committee which reviews and approves them. The salary of the CEO is then separately considered and approved by the Compensation Committee. Although no particular weighting of the factors or formula is used, the Committee considers (1) Company and individual performance as measured against management goals approved by the Board of Directors, (2) personal performance in support of the Company’s goals as measured by annual evaluation criteria, and (3) intangible factors and criteria such as payments by competitors for similar positions and market movement.
Each of the named executive officers is assigned a target non-equity incentive opportunity based on corporate and personal goals for the year. The actual non-equity incentive for each named executive officer will range from 0 percent to 150.0 percent of the target depending upon results of corporate performance and personal performance during the year. The 2017 fiscal year corporate financial measurements consist of four components which are weighted as follows: 1) revenue based on budget as 17.5 percent, 2) operating margin based on budget as 17.5 percent, 3) capital allocation based on budget as 20.0 percent and
4) EBITDA based on budget as 25.0 percent. Both the targets and the actual performance are determined on a normalized basis and may vary from year to year as established by the Compensation Committee.

For fiscal 2017, our named executive officers are: Ms. Lesa France Kennedy, Chief Executive Officer; Mr. Gregory S. Motto, Executive Vice President and Chief Financial Officer; Mr. John R. Saunders, President; Mr. Joel S. Chitwood, Executive Vice President and Chief Operating Officer; and Mr. Daryl Q. Wolfe, Executive Vice President and Chief Marketing Officer.
The Compensation Committee reviews and approves the recommended corporate performance goals and objectives which are used in establishing plan-based incentive compensation for all of the named executive officers.
Compensation Consultants
Neither the Company nor the Compensation Committee has any contractual arrangement with any compensation consultant who has a role in determining or recommending the amount or form of senior executive or director compensation. Our named executive officers have not participated in the selection of any particular compensation consultant. The Company obtains market intelligence on compensation trends from a variety of sources through our human resources personnel, with the oversight of the Committee. Each year we participate in compensation surveys conducted by well-known compensation consultants as a means of understanding external market practices. Except for the foregoing, we have not used the services of any other compensation consultant in matters affecting senior executive or director compensation. In the future, either the Company or the Compensation Committee may engage or seek the advice of compensation consultants.
Equity Grant Practices
The only form of equity compensation currently provided to our named executive officers is awards of shares of restricted stock. The awards of restricted stock for 2018 are based on 2017 performance and made under the 2017 Long Term Incentive Plan in a similar fashion as those made in past years pursuant to the 2006 Long Term Incentive Plan. For each fiscal year the named executive officers are provided an opportunity to be awarded shares of restricted stock based upon the same normalized corporate financial performance measures established for non-equity incentive payments, as discussed above. The targeted number of shares is fixed by the Compensation Committee and represents a specified percentage of the named executive officer’s annual base salary based upon the average price of our publicly traded shares during the fiscal year prior to the establishment of the share target. This targeted share award amount is communicated to the named executive officers during the second quarter of our fiscal year. Upon completion of the fiscal year and the financial audit, our normalized performance against the financial performance measures is evaluated, a percentage of the targeted award to be actually awarded is determined, reviewed and approved by the Compensation Committee and the restricted shares are issued in the name of the named executive officers on May 1 following the completion of the fiscal year. The restricted shares then vest over time, with 50.0 percent vesting three years after issuance and the remaining 50.0 percent vesting five years after issuance. Prior to vesting the recipient may vote the shares and receive dividends on the restricted shares as granted. If employment ends prior to the expiration of the vesting period due to a change of control or for reasons acceptable to the Compensation Committee (death, disability, retirement, etc.) all or a portion of the unvested restricted shares may be allowed to vest. Termination of employment for any other reason will result in forfeiture of all unvested shares. The timing of calculations of opportunities, amounts, awards and vesting dates are made solely for administrative efficiency and without regard to earnings or other major announcements by the Company. There are change-of-control provisions associated with each award of restricted shares. Change of control is defined in the individual participant plans for all participants in the restricted stock incentive program.
Share Ownership Guidelines
The Company has no equity security ownership guidelines or requirements for the named executive officers. We have share ownership guidelines for our non-employee directors, as more fully described below in the “Compensation of Directors” section.
Tax Deductibility of Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1.0 million limit on the amount that a public company may deduct for compensation paid to the company’s CEO or any of the Company’s four other most highly compensated executive officers who are employed as of the end of the year. The Committee considers tax implications in determining executive pay, and generally endeavors to provide compensation that is tax deductible under Internal Revenue

Code Section 162(m). The Committee, however, reserves the right to forego any or all of the tax deduction if it believes it to be in the best interest of the Company and its shareholders.
The amounts shown in the Summary Compensation Table contain components which are not considered taxable income to the individuals under current Internal Revenue Code provisions.
Potential Impact on Compensation from Executive Misconduct
If the Board should determine that an executive officer has engaged in fraudulent or intentional misconduct, the Board could take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the wrongdoers as would be appropriate. Discipline would vary depending on the facts and circumstances, and may include, without limitation, (1) termination of employment, (2) initiating an action for breach of fiduciary duty, and (3) if the misconduct resulted in a restatement of the Company’s financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.
Compensation for the Named Executive Officers in 2017
Company Performance
The specific compensation decisions made for each of the named executive officers for fiscal 2017 reflect the focus on the performance of the Company against specific financial and operational measurements.
A significant portion of each of the named executive officer’s plan-based incentive compensation is based upon the Company’s performance against the normalized corporate financial performance measures and weighting of 1) revenue based on budget (17.5 percent), 2) operating margin based on budget (17.5 percent), 3) capital allocation based on budget (20.0 percent) and 4) EBITDA based on budget (25.0 percent). Based on the evaluation of the Company’s performance against these measures in fiscal 2017, the payout of plan based non-equity incentives was at 76.5 percent of the targeted opportunity defined above, except for Mr. Motto as described below. For fiscal 2017, the non-equity incentives further aligned earning opportunities in support of overall business cost containment measures, as well as the execution of long term strategic growth measures such as managing to budget for the reconstruction of ISM Raceway and ONE Daytona projects. Amounts described below regarding plan-based non-equity incentives are reflective of performance against this 100.0 percent earning opportunity. Potential awards of restricted stock made pursuant to our long-term incentive plan continued to be at 100.0 percent of earning potential for the named executive officers.
For the named executive officers eligible for plan-based non-equity incentives, 100.0 percent of the earning potential for fiscal 2017 was as follows: $422,807 for Ms. Kennedy; $74,936 for Mr. Motto; $329,225 for Mr. Saunders; $197,064 for Mr. Chitwood; and $135,705 for Mr. Wolfe. A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis section in the 2017 Form 10-K filed with the SEC.
CEO Compensation
In determining Ms. Kennedy’s base salary compensation for 2017, the Compensation Committee considered her performance as CEO and the performance of the Company in fiscal year 2017. In addition, the Compensation Committee considered general trends of Company performance over the prior several years, outcomes related to growth and development activities and strategic initiatives, market conditions, as well as the responsibilities of the position and her strategic value to the Company. Ms. Kennedy and the Board continued to respond to the evolving economic conditions by focusing on the following performance framework (1) outperforming in a tough environment, (2) maintaining and maximizing financial flexibility, (3) optimizing sustainable cost containment and (4) protecting the Company’s reputation and long-term strategy. The Committee determined that Ms. Kennedy performed at a high level resulting in a 3.0 percent increase in base salary for Ms. Kennedy from the previous year.
The Compensation Committee believes that Ms. Kennedy performed well in 2017 by executing on the established performance framework and in delivering a strong financial performance. The Compensation Committee believes that the Company’s fiscal

2017 reflected leadership decisions that produced year over year earnings growth, continued the trend of increasing EBITDA and effectively mitigated revenue deterioration with sustainable cost containment, capital allocation discipline and execution against defined strategic initiatives, including meeting financial and schedule metrics for the reconstruction of ISM Raceway and the grand opening of ONE Daytona, the company’s retail, dining and entertainment venue adjacent to the Daytona International Speedway. In determining the bonus and incentive portions of her compensation for fiscal 2017, the Compensation Committee determined that Ms. Kennedy performed at a high level. In light of Ms. Kennedy's performance, she received a total plan-based non-equity incentive in the amount of $323,448, which was 76.5 percent of her total target opportunity. This reflects a 76.5 percent payout of total target opportunity due to strong performance against the corporate financial performance measures, as well as an additional amount related to her performance against individual goals set by the Compensation Committee. For 2017, Ms. Kennedy received this payout as a combination of cash in the amount of $161,724 and restricted stock in the value of $161,724 with number of shares determined on the May 1, 2018, grant date. Ms. Kennedy also received 10,621 shares of restricted stock (valued at $394,039 as of the May 1, 2017 grant date) for her fiscal year 2016 leadership performance. This grant is pursuant to the 2017 Long Term Incentive Plan. The restricted stock is subject to a vesting schedule, with 50.0 percent vesting in three years and the remainder vesting in five years. The final value will be determined on the actual vesting date.
In addition, pursuant to the aforementioned fiscal year 2017 performance factors, the Compensation Committee determined that Ms. Kennedy is eligible for a restricted stock award of 9,516 shares, the value of which will be determined based upon the May 1, 2018 grant date. This grant is pursuant to the 2017 Long Term Incentive Plan and based on annual financial performance of the Company.
Other Named Officers
In determining the base salary compensation of Mr. Motto, Mr. Saunders, Mr. Chitwood and Mr. Wolfe for fiscal 2017 the Compensation Committee considered the same criteria as for the CEO. The Compensation Committee also considered the recommendations based upon evaluation of individual functional area responsibilities and goals as submitted by the CEO.
The non-equity incentive plan compensation was determined with the criteria for effectively mitigating revenue deterioration with sustainable cost containment, capital allocation discipline and execution against defined financial measures.
Gregory S. Motto: Mr. Motto served as our Chief Financial Officer and Senior Vice President of the Company until December 2017 when he was promoted to Executive Vice President. Mr. Motto’s financial objectives, as the leader of our finance organization, focused on the overall performance of the Company. His strategic and operational goals focused on providing operational support in achieving financial goals, including serving as the process driver for maintaining the Company's cost containment deliverables, balance sheet management, delivering on financial commitments for the Company's grand opening of the ONE Daytona, the current reconstruction project for ISM Raceway, and leading the Company’s relationship with rating agencies.
Mr. Motto’s base salary increased 21.6 percent in fiscal 2017 which includes adjusted compensation for promotion to Chief Financial Officer. The Compensation Committee assessment of Mr. Motto’s performance in fiscal 2017 aligned to support a total plan-based non-equity incentive in the amount of $61,073, which was 81.5 percent of his total target opportunity. This reflects an 81.5 percent payout due to performance against the corporate financial performance measures, as well as an additional amount related to his performance against individual goals set by the Compensation Committee. Mr. Motto also received 1,660 shares of restricted stock (valued at $61,586 as of the May 1, 2017 grant date) for his performance in fiscal year 2016. This grant is pursuant to the 2017 Long Term Incentive Plan. The restricted stock is subject to a vesting schedule, with 50.0 percent vesting in three years and the remainder vesting in five years. The final value will be determined on the actual vesting date.
In addition, the Compensation Committee determined, based on Mr. Motto’s fiscal year 2017 performance, that he is eligible for a restricted stock award, subject to shareholder approval of the 2017 Long Term Incentive Plan, of 3,753 shares, the value of which will be determined upon the May 1, 2018 grant date. This grant is pursuant to the 2017 Long Term Incentive Plan and based on annual financial performance of the Company.

John R. Saunders: Mr. Saunders, in his position as President, had financial objectives that focused on the overall performance of the Company and were the same as Ms. Kennedy’s.
His strategic and operational goals included providing operational and leadership support for the Company’s strategy development and execution against the Board approved strategic plan focusing on maintaining and growing the core business, leveraging the core business and driving a top performing organization. Mr. Saunders led the Company’s core business growth activities which included revenue generation, earnings growth and improving performance and cost competitiveness, and driving the achievement of key financial and schedule deliverables for the reconstruction of ISM Raceway and the grand opening of ONE Daytona, the retail, dining and entertainment venue. In fiscal 2017, Mr. Saunders led the Company in continuing to maintain cost containment initiatives.
Mr. Saunders' base salary increased 3.0 percent in fiscal 2017. The Compensation Committee assessment of Mr. Saunders’ performance in 2017 aligned to support his receiving a plan-based non-equity incentive of $251,857, which was 76.5 percent of his total target opportunity. This reflects a 76.5 percent payout due to performance against the corporate financial performance measures, as well as an additional amount related to his performance against individual goals set by the Compensation Committee. Mr. Saunders also received 7,468 shares of restricted stock (valued at $277,063 as of the May 1, 2017 grant date) for his fiscal year 2016 leadership performance. This grant is pursuant to the 2017 Long Term Incentive Plan. The restricted stock is subject to a vesting schedule, with 50.0 percent vesting in three years and the remainder vesting in five years. The final value will be determined on the actual vesting date.
In addition, the Compensation Committee determined, based on Mr. Saunders’ significant performance in fiscal year 2017, that he is eligible for a restricted stock award of 6,691 shares, the value of which will be determined upon the May 1, 2018 grant date. This grant is pursuant to the 2017 Long Term Incentive Plan and based on annual financial performance of the Company.
Joel S. Chitwood: Mr. Chitwood, in his position as Executive Vice President and Chief Operating Officer, had financial objectives that focused on the overall performance of the Company, as well as goals and objectives for his functional area of responsibility in leading the strategic and revenue generation performance of the Company's facility portfolio including the reconstruction of ISM Raceway. His strategic goals included creating brand interest and demand for product, as well as focusing on elements of pricing strategies and margin rates to drive customer renewal and retention, and the overall guest experience.
Mr. Chitwood's base salary increased in accordance with his promotion to Chief Operating Officer in fiscal 2017. The Compensation Committee assessment of Mr. Chitwood's performance in 2017 aligned to support his receiving a plan-based non-equity incentive of $150,754 which was 76.5 percent of his total target opportunity. This amount is reflective of his leadership in the ISM Raceway project, as well as his operational performance in driving revenue generation event growth at ISC properties. Mr. Chitwood also received 5,206 shares of restricted stock (valued at $193,143 as of the May 1, 2017 grant date) for his performance in fiscal year 2016. This grant is pursuant to the 2017 Long Term Incentive Plan. The restricted stock is subject to a vesting schedule, with 50.0 percent vesting in three years and the remainder vesting in five years. The final value will be determined on the actual vesting date.
In addition, the Compensation Committee determined, based on Mr. Chitwood's fiscal year 2017 performance, that he is eligible for a restricted stock award of 4,664 shares, the value of which will be determined upon the May 1, 2018 grant date. This grant is pursuant to the 2017 Long Term Incentive Plan and based on annual financial performance of the Company.
Daryl Q. Wolfe: Mr. Wolfe, in his position as Executive Vice President, Chief Marketing Officer had financial objectives that focused on the overall performance of the Company, as well as goals and objectives for his functional area of responsibility. These included leading the strategic and revenue generation performance for ISC and establishing the partner sponsorships including securing the multi-year sponsorship for the naming rights of ISM Raceway. His strategic goals included creating brand interest and demand for product, as well as focusing on elements of pricing strategies and margin rates to drive customer retention.
Mr. Wolfe's base salary increased 3.0 percent in fiscal 2017. The Compensation Committee assessment of Mr. Wolfe’s performance in 2017 aligned to support his receiving a plan-based non-equity incentive of $103,814 which was 76.5 percent of his total target opportunity. This reflects a 76.5 percent payout due to performance against the corporate financial performance measures, as well as an additional amount related to his performance against individual goals set by the Compensation Committee. Mr. Wolfe also received 4,189 shares of restricted stock (valued at $155,412 as of the May 1, 2017 grant date) for his performance in fiscal year 2016. This grant is pursuant to the 2017 Long Term Incentive Plan. The restricted stock is subject to a vesting schedule, with 50.0 percent vesting in three years and the remainder vesting in five years. The final value will be determined on the actual vesting date.
In addition, the Compensation Committee determined, based on Mr. Wolfe's fiscal year 2017 performance, that he is eligible for a restricted stock award of 3,753 shares the value will be determined upon the May 1, 2018 grant date. This grant is pursuant to the 2017 Long Term Incentive Plan.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Lesa France Kennedy Vice Chairwoman and CEO	2017	$704,413	$300	$394,039	$323,448	$19,908	$1,442,108
	2016	$690,862	$300	$350,573	$300,318	$24,889	$1,366,942
	2015	$671,513	$300	$384,216	$402,444	$32,181	$1,490,654
Gregory S. Motto EVP, CFO, Treasurer	2017	$218,269	$150	$61,586	$61,073	$30,957	$372,035
John R. Saunders President	2017	$598,365	$300	$277,063	$251,857	$37,398	$1,164,983
	2016	$586,854	$300	$246,520	$233,846	$43,148	$1,110,668
	2015	$570,418	$300	$270,155	$313,368	$45,040	$1,199,281
Joel S. Chitwood EVP, Chief Operating Officer	2017	$428,238	$150	$193,143	$150,754	$44,154	$816,439
	2016	$391,097	$50,100	$125,889	$120,459	$38,524	$726,069
	2015	$322,305	$100	$137,986	$136,149	$35,349	$631,889
Daryl Q. Wolfe EVP, Chief Marketing Officer	2017	$342,084	$250	$155,412	$103,814	$35,098	$636,658
	2016	$335,503	$50,250	$138,280	$87,506	$38,029	$649,568
	2015	$326,107	$200	$156,093	$117,263	$34,433	$634,096

(1)	Amounts shown in this column represent amounts for a holiday bonus based on seniority.

(2)
Amounts shown in this column represent stock awards made to each of the named executives pursuant to our 2017 and 2006 Long-Term Incentive Plans as a result of the executives' prior fiscal year performance. All amounts reflected are as of the grant date. For further information on these awards, please see the discussion labeled “Compensation for the Named Executive Officers in 2017” beginning on page 11 herein. The amounts for Stock Awards reflect the aggregate grant date fair value of such awards, computed in accordance with Financial Accounting Standards Board ASC Topic 718. See Note 13 — Long-Term Stock Incentive Plan to the Consolidated Financial Statements in the 2017 Form 10-K for additional information concerning this plan and related Stock Awards and valuation assumptions.

(3)
For additional information on our annual incentive compensation plan for management, please see the discussion labeled “Compensation for the Named Executive Officers in 2017” beginning on page 11 herein.

(4)
Amounts shown under the “All Other Compensation” column represent amounts paid for basic employee benefits available to all employees (i.e. group life insurance, accidental death and dismemberment insurance, group health insurance, long term disability insurance, and short term disability coverage), the annual lease value of Company-provided vehicles, travel related costs of guests in connection with attending events at the motorsports entertainment facilities operated by the Company, a NASCAR banquet, other business related travel, as well as other personal travel, and 401(K) contributions. Although the coverage limits for Life Insurance and long term disability are different for officers, the cost incurred by the Company to provide the executive benefit is the same as the cost for basic employee benefits.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Author- ization Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock and Option Awards (4)($)
			Thres-hold (1)($)	Target (2)($)	Maximum ($)	Thres-hold (1)($)	Target (3)($)	Maximum ($)
Lesa France Kennedy	11/30/17 05/01/17	11/09/17 02/02/17	$—	$422,807	$634,210	$—	$371,074	$556,611	—	$394,039
Gregory S. Motto	11/30/17 05/01/17	11/09/17 02/02/17	$—	$74,926	$112,389	$—	$101,325	$151,987	—	$61,586
John R. Saunders	11/30/17 05/01/17	11/09/17 02/02/17	$—	$329,225	$493,837	$—	$260,910	$391,365	—	$277,063
Joel S. Chitwood	11/30/17 05/01/17	11/09/17 02/02/17	$—	$197,064	$295,596	$—	$181,890	$272,835	—	$193,143
Daryl Q. Wolfe	11/30/17 05/01/17	11/09/17 02/02/17	$—	$135,705	$203,557	$—	$146,385	$219,537	—	$155,412

(1)
No thresholds are provided for in the applicable plan. The final award is determined through a calculation based on the weighted measurements as described below, and using the same formula as the equity based cash payout along with a discretionary amount based on performance against individual goals and achievement.

(2)
For fiscal 2017, a significant portion of the named executive officer’s plan-based non-equity incentive compensation is based upon the Company’s actual performance against the budgeted normalized corporate financial performance measures approved by the Board. The approved measurements are weighted to calculate the total target, detailed as follows: (1) Revenue 17.5 percent, (2) Operating Margin 17.5 percent, (3) Capital Allocation metrics 20.0 percent, and exceeding EBITDA budget 25.0 percent. The approved incremental earning opportunity completes the target opportunity at 100 percent for 2017. The calculated variance percentage of actual performance compared to budgeted performance is then used to determine the percentage payout for each respective measure, as represented in Table 1. Based on the evaluation of the Company’s performance against these measures for fiscal 2017, the portion of each named executive officer’s plan-based incentive compensation was set at 76.5 percent of the targeted opportunity, with weighted performance for the revenue target, the operating margin target, the capital allocation target and the exceeding EBITDA target. A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis section of the 2017 Form 10-K filed with the SEC.

Table 1

Percent Variance	Payout
> + 10%	Discretionary
> 0.0%	100%
< - 2.5%	90%
< - 5.0%	80%
< - 6.5%	70%
< - 8.5%	60%
< - 10.0%	50%
> 10.0%	0%

(3)
The targeted number of shares is fixed by the Compensation Committee and represents a specified earning opportunity for the named executive officer’s annual base salary based upon the average price of our publicly traded shares during the fiscal year prior to the establishment of the share target. This targeted share award amount is communicated to the named executive officers during the second quarter of our fiscal year. Upon completion of the fiscal year and the financial audit, our normalized performance against the financial performance measures is evaluated, a percentage of the targeted award to be actually awarded is determined, reviewed and approved by the Compensation Committee and the restricted shares are issued in the name of the named executive officers on May 1 following the completion of the fiscal year. The maximum amount of the award is 1.5 times the target. In 2017, payout of the award was determined by actual performance against the budgeted normalized corporate financial performance measures approved by the Board. The approved measurements are weighted to calculate the total target, detailed as follows: (1) Revenue, (2) Operating Margin, (3) Capital Allocation and (4) EBITDA.

(4)
The Grant Date Fair Value of Stock and Option Awards reflects the aggregate grant date fair value of the restricted stock granted pursuant to our 2017 Long Term Incentive Plan computed in accordance with Financial Accounting Standards Board ASC Topic 718. See Note 13 – Long-Term Stock Incentive Plan to the Consolidated Financial Statements in the 2017 Form 10-K for additional information concerning this plan and related Stock Awards and valuation assumptions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
Name	Number of Shares of Stock That Have Not Vested (1)(#)	Market Value of Shares of Stock That Have Not Vested (2)($)
Lesa France Kennedy	41,596	$1,715,835
Gregory S. Motto	4,898	$202,043
John R. Saunders	29,247	$1,206,439
Joel S. Chitwood	16,332	$673,695
Daryl Q. Wolfe	16,649	$686,771

(1)	The table below shows the vesting dates for the number of shares of common stock underlying unvested restricted stock grants reflected in the Number of Shares of Stock That Have Not Vested column:

	Number of Restricted Shares Vesting
Vesting Date	Lesa France Kennedy	Gregory S. Motto	John R. Saunders	Joel S. Chitwood	Daryl Q. Wolfe
05/1/2018	10,001	781	7,031	3,593	4,063
05/1/2019	10,457	1,226	7,353	3,757	4,187
05/1/2020	10,594	1,243	7,449	4,500	4,241
05/1/2021	5,234	818	3,680	1,879	2,064
05/1/2022	5,310	830	3,734	2,603	2,094

(2)	Amounts are calculated by multiplying $41.25, the closing price of our common stock on November 30, 2017, by the applicable number of shares.
OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Lesa France Kennedy	14,257	$528,935
Gregory S. Motto	1,094	$40,587
John R. Saunders	10,302	$382,204
Joel S. Chitwood	4,776	$177,190
Daryl Q. Wolfe	5,246	$194,627

(1)	Amounts are calculated by multiplying the number of shares vesting by the market value of our common stock on the dates of stock vesting, May 1, 2017, which was $37.10.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
The only potential payments for any of the named executive officers are related to the unvested shares of restricted stock as shown in the Outstanding Equity Awards at Fiscal Year End above. Upon the occurrence of a change of control as defined in the individual participant plans for all participants in the restricted stock incentive program all of the unvested shares would immediately vest for each participant. There are no other arrangements to be disclosed pursuant to this item.

Name	Number of Shares of Stock That Have Not Vested (#)	Payment upon a Change-in-Control (2)($)
Lesa France Kennedy (1)	41,596	$1,715,835
Gregory S. Motto (1)	4,898	$202,043
John R. Saunders (1)	29,247	$1,206,439
Joel S. Chitwood (1)	16,332	$673,695
Daryl Q. Wolfe (1)	16,649	$686,771

(1)
Change-in-Control is defined in the individual participant plans for all participants in the restricted stock incentive program. A copy of the plans are on file with the SEC in connection with our Form S-8 registration statements, filed on February 11, 2010 and October 10, 2017.

(2)	Amounts are calculated by multiplying $41.25, the closing price of our common stock on November 30, 2017, by the applicable number of shares.
COMPENSATION OF DIRECTORS
We pay our non-employee directors:

•	a $20,000 annual cash fee;

•	an annual grant of restricted Class A common stock in an amount equal to $30,000 based on the stock price on the grant date of such restricted stock;

•	a cash fee of $750 for each meeting of the board of directors attended;

•	a cash fee of $500 for each meeting of each committee (other than the Audit Committee) of the board of directors attended;

•	members of the Audit Committee are paid a cash fee of $750 for each meeting of the Audit Committee attended; and

•	the chairman of the Audit Committee is paid an additional $5,000 annual cash fee.
The number of restricted shares granted to each non-employee director are determined by dividing a dollar amount by the per-share closing price of our Class A common stock on the date of grant (rounded to the nearest whole share). Through 2017, these stock awards were issued pursuant to the 2017 Long Term Incentive Plan and vest after one year. All meeting fees are paid at the time of the meeting.
In addition, we also reimburse non-employee directors for all expenses incurred in the performance of their duties.
No non-employee director received perquisites and personal benefits with a total value of $10,000 or more during the fiscal year ended November 30, 2017.
The Board has adopted share ownership guidelines applicable to non-employee directors providing that non-employee directors should, upon three years of becoming a director, own and hold a minimum of common stock of the Company with a market value of at least $90,000. Each such non-employee director is required to maintain that level of stock ownership for so long as he or she serves on the Board. Restricted shares issued by the Company to a non-employee director are counted for purposes of determining a non-employee director's ownership.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Larry Aiello, Jr.	$35,750	$30,091	$65,841
J. Hyatt Brown	$30,250	$30,091	$60,341
Brian Z. France	$22,750	$30,091	$52,841
William P. Graves	$30,250	$30,091	$60,341
Sonia Green	$23,250	$30,091	$53,341
Christy F. Harris	$25,750	$30,091	$55,841
Morteza Hosseini-Kargar	$23,750	$30,091	$53,841
Larree M. Renda	$29,750	$30,091	$59,841
Larry Woodard	$25,250	$30,091	$55,341

(1)
Amounts shown in the “Fees Earned or Paid in Cash” column represent the sum of all annual fee and meeting fee cash payments made to the indicated non-employee directors during the fiscal year ended November 30, 2017. It does not include any expense reimbursement.

(2)
Stock Awards were granted pursuant to our 2017 Long Term Incentive Plan. The amounts for Stock Awards reflect the aggregate grant date fair value of such awards, computed in accordance with Financial Accounting Standards Board ASC Topic 718. See Note 13 — Long-Term Incentive Plan to the Consolidated Financial Statements in the 2017  Form 10-K for additional information concerning this plan and related Stock Awards and valuation assumptions.

As of November 30, 2017 the non-employee directors held the following shares of restricted stock and stock options to acquire shares of our Class A common stock:

Name	Aggregate Option Awards Outstanding at 11/30/2017 (1)(#)	Number of Shares of Stock That Have Not Vested (1)(#)
Larry Aiello, Jr.	1,671	809
J. Hyatt Brown	1,432	809
Brian Z. France	10,929	809
William P. Graves	1,432	809
Sonia Green	—	809
Christy F. Harris	7,034	809
Morteza Hosseini-Kargar	9,426	809
Larree M. Renda	—	809
Larry Woodard	—	809

(1)
Stock and Option Awards were granted pursuant to our 2017 Long-Term Incentive Plan. See also Note 13 — Long-Term Stock Incentive Plan to the Consolidated Financial Statements in the 2017 Form 10-K for additional information concerning this plan and related Stock and Option Awards and valuation assumptions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee members whose names appear on the Compensation Committee Report below were committee members during all of fiscal year 2017. No member of the Compensation Committee is or has been a former or current executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has or has had one or more executive officers who served as a director or member of the Compensation Committee during the fiscal year ended November 30, 2017.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and recommended to the board of directors that the Compensation Discussion and Analysis be included in our information statement and our annual report on Form 10-K.
Larree M. Renda
William P. Graves
Larry D. Woodard

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES AND PRINCIPAL HOLDERS
Our Information Statement was mailed commencing on or about March 8, 2018 to all of our shareholders of record as of the Record Date. The Record Date for the Annual Meeting is January 31, 2018. As of the Record Date, we had 24,513,332 shares of class A common stock and 19,686,687 shares of class B common stock issued and outstanding. Each share of the class A common stock is entitled to one-fifth of one vote on matters submitted to shareholder approval or a vote of shareholders. Each share of the class B common stock is entitled to one vote on matters submitted to shareholder approval or a vote of shareholders.

	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned		Percentage of Combined Voting Power of Common Stock
Name of Beneficial Owner (1)	Class A (3)	Class B (4)	Class A (5)	Class B (6)	(7)
France Family Group (8)	18,389,565	18,181,913	43.07%	92.36%	74.11%
James C. France (9)	6,191,449	6,083,896	20.24%	30.90%	24.83%
Vanguard Group (10)	2,230,633	0	9.10%	0.00%	1.81%
Blackrock, Inc. (11)	2,187,121	0	8.92%	0.00%	1.78%
Ariel Investments, LLC (12)	1,993,379	0	8.13%	0.00%	1.62%
Paradice Investment Mngmnt LLC (13)	1,948,322	0	7.95%	0.00%	1.58%
Lesa France Kennedy (14)	968,582	875,066	3.82%	4.44%	3.63%
Brian Z. France (15)	802,618	785,106	3.17%	3.99%	3.20%
J. Hyatt Brown	83,108	9,000	0.34%	0.05%	0.10%
John R. Saunders	60,437	11,286	0.25%	0.06%	0.09%
Daryl Q. Wolfe	22,203	90	0.09%	0.00%	0.02%
Joel S. Chitwood	16,832	0	0.07%	0.00%	0.01%
Morteza Hosseini-Kargar (17)	12,683	0	0.05%	0.00%	0.01%
Christy F. Harris (18)	11,833	150	0.05%	0.00%	0.01%
Larree M. Renda	9,625	0	0.04%	0.00%	0.01%
Larry Aiello, Jr.	9,604	0	0.04%	0.00%	0.01%
Gregory Motto	6,166	0	0.03%	0.00%	0.01%
William P. Graves	6,583	0	0.03%	0.00%	0.01%
Sonia M. Green	4,381	0	0.02%	0.00%	0.00%
Larry D. Woodard	4,381	0	0.02%	0.00%	0.00%
All directors and executive officers as a group (21 persons)(19)	18,743,651	18,205,223	43.88%	92.47%	74.47%
The preceding table sets forth information regarding the beneficial ownership of our class A common stock and our class B common stock as of the Record Date by:

•	All persons known to us who beneficially own 5 percent or more of either class of our common stock;

•	Each “named executive officer” in the Summary Compensation Table on page 14 herein;

•	Each of our directors and director nominees; and

•	All of our directors, director nominees and officers as a group.
As described in the following notes to the table, voting and/or investment power with respect to certain shares of common stock is shared by the named individuals. Consequently, such shares may be shown as beneficially owned by more than one person.

(1)	Unless otherwise indicated the address of each of the beneficial owners identified is c/o International Speedway Corporation, One Daytona Boulevard, Daytona Beach, Florida 32114.

(2)	Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.

(3)
Reflects the aggregate number of shares held by the named beneficial owner assuming (i) the exercise of any options to acquire shares of class A common stock that are held by such beneficial owner that are exercisable within 60 days of the Record Date and (ii) the conversion of all shares of class B common stock held by such beneficial owner into shares of class A common stock.

(4)	Assumes no conversion of shares of class B common stock into shares of class A common stock.

(5)
Assumes (i) the exercise of any options to acquire shares of class A common stock that are held by the named beneficial owner that are exercisable within 60 days of the Record Date, (ii) the conversion of all shares of class B common stock held by such beneficial owner into shares of class A common stock, and (iii) the assumption that no other named beneficial owner has exercised any such options or converted any such shares.

(6)	Reflects current ownership percentage of named beneficial owner’s shares of class B common stock without any conversion of shares of class B common stock into shares of class A common stock.

(7)	Assumes no exercise of options or conversion of shares of class B common stock into shares of class A common stock.

(8)
The France Family Group consists of James C. France, Lesa France Kennedy, Brian Z. France and members of their families and entities controlled by the natural person members of the group. A complete list of all the members of the France Family Group can be found in its 23rd amendment to Schedule 13G which was filed with the SEC on February 12, 2018. Amounts shown reflect the non-duplicative aggregate of 204,585 Class A and 8,049,071 Class B shares indicated in the table as beneficially owned by James C. France, Lesa France Kennedy, and Brian Z. France.  The amounts shown also reflect the non-duplicative aggregate of 5,632,498 Class B Shares held by a series of BJF Descendants Trusts as listed in the Schedule 13G noted above.  The amounts shown also reflect the non-duplicative aggregate of 4,804,602 Class B Shares held by the adult children of James C. France and their descendants and the adult child of Lesa France Kennedy.  See footnotes (9), (14) and (15).

(9)
Includes (i) 1,500 Class B shares held of record by Sharon M. France, his spouse, (ii) 3,192,680 Class B shares held of record by Western Opportunity Limited Partnership (“Western Opportunity”), (iii) 29,238 Class B shares held of record by Carl Investment Limited Partnership (“Carl”), (iv) all of the 78,243 Class B shares held of record by Quaternary Investment Company, (v) 1,301 Class B shares held of record by Carl Two Limited Partnership (“Carl Two”), (vi) all of the 1,749,848 Class B shares held of record by Carl Three Limited Partnership (“Carl Three”), (vii) all of the 919 Class B shares held of record by Carl Two, LLC, (viii) 40,251 Class B shares held of record by Automotive Research Bureau (“ARB”), (ix) all of the 547,166 Class B shares held of record by SM Holder Limited Partnership, and (x) 73,199 Class B shares held of record by Principal Investment Company. James C. France is the sole shareholder and director of (x) Principal Investment Company, one of the two general partners of Western Opportunity and (y) Quaternary Investment Company, the general partner of Carl. He is also the sole member of Carl Two, LLC, the general partner of Carl Two, and Carl Three, LLC the general partner of Carl Three. Does not include shares held beneficially by the adult children of James C. France or their descendants.

(10)	This owner's address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355, as reflected on its Amendment No. 5 to Schedule 13G, which was filed with the SEC on February 9, 2018.

(11)	This owner’s address is 55 East 52nd Street, New York, NY 10022, as reflected on its Amendment No. 8 to Schedule 13G, which was filed with the SEC on January 23, 2018.

(12)	This owner’s address is 200 East Randolph Drive, Suite 2900, Chicago, Illinois 60601, as reflected on its Amendment No. 8 to Schedule 13G, which was filed with the SEC on January 10, 2018.

(13)	This owner's address is 257 Fillmore Street, Suite 200, Denver, Colorado 80206, as reflected on its Amendment No. 1 to Schedule 13G, which was filed with the SEC on February 13, 2018.

(14)
Includes (i) 361,988 Class B shares held of record by BBL Limited Partnership, (ii) 75,286 Class B shares held of record by Western Opportunity, (iii) 39,992 Class B shares held of record by WCF Family I, Inc., (iv) 73,199 Class B shares held of record by Sierra Central LLC, (v) 33,291 Class B shares held of record by WCF Family I, Inc. through Western Opportunity, (vi) 100,135 Class B shares held of record by WCF Family Trust, and (vii) 7,745 shares held of record by BBL Company. Ms. Kennedy is the sole shareholder and a director of BBL Company, the sole general partner of BBL Limited Partnership. She is also the sole member of Sierra Central LLC, one of the two general partners of Western Opportunity. Does not include shares held beneficially by the adult child of Lesa France Kennedy.

(15)
Includes (i) 84,212 Class B shares held of record by Western Opportunity, (ii) 39,992 Class B shares held of record by WCF Family I, Inc., (iii) 15,695 Class B shares held of record by Western Opportunity as custodian for minor children, (iv) 33,291 Class B shares held of record by WCF Family I, Inc. through Western Opportunity, (v) 400,537 Class B shares held of record by WCF Family Trust (vi) 280,376 Class B shares by the 2012 BZF Trust B.

(16)	Held of record as joint tenants with Cynthia R. Brown, his spouse.

(17)	Includes 5,000 Class A shares held as trustee of a qualified trust.

(18)	Includes 1,500 Class A shares held by Mr. Harris as trustee of a Profit Sharing Plan and Trust.

(19)	See footnotes (8) and (9) and footnotes (14) through (19).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
All of the racing events that take place during our fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association - Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, International Motor Sports Association (“IMSA”), Historic Sportscar Racing, IndyCar Series, NASCAR, National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association.
NASCAR, which sanctions many of our principal racing events, is a member of the France Family Group which controls over 74.0 percent of the combined voting power of our outstanding stock, as of November 30, 2017, and some members of which serve as directors and officers of our Company.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. We, as the promoter, record 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. Our television broadcast and ancillary rights fees received from NASCAR for the NASCAR Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities were approximately $337.4 million in fiscal year 2017.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay NASCAR Event Management (collectively "NASCAR event management or NEM fees") fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by us were approximately $178.4 million, in fiscal 2017. We have outstanding receivables related to NASCAR and its affiliates of approximately $22.1 million at November 30, 2017.
In addition, we share a variety of expenses with NASCAR, along with certain NASCAR affiliates, in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to us for office space in

Daytona Beach, Florida. NASCAR pays us for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals. We pay NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space on trackside large screen video display units. Our payments to NASCAR for Motor Racing Network’s broadcast rights to NASCAR Camping World Truck races represent an agreed-upon percentage of our advertising revenues attributable to such race broadcasts. NASCAR also reimburses us for 50.0 percent of the compensation paid to certain personnel working in our legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. We reimburse NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department and NASCAR's security department. NASCAR’s reimbursement for use of our mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and our reimbursement of NASCAR for use of corporate aircraft is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by us for shared expenses, net of amounts paid by us for shared expenses, totaled approximately $10.3 million during fiscal 2017. We believe the amounts earned from, or charged by us, under each of the aforementioned transactions are commercially reasonable.
IMSA, a wholly owned subsidiary of NASCAR, sanctions various events at certain of our facilities. Standard IMSA sanction agreements require racetrack operators to pay event management fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by IMSA to participants in the events. Event management fees paid by us to IMSA totaled approximately $1.2 million for the year ended November 30, 2017.
AMA Pro Racing, an entity controlled by a member of the France Family Group, sanctions various events at certain of our facilities. Standard AMA Pro Racing sanction agreements require racetrack operators to pay event management fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by AMA Pro Racing to participants in the events. Event management fees paid by us to AMA Pro Racing totaled approximately $0.1 million during fiscal 2017. The aggregate amount received from AMA Pro Racing by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $0.2 million.
We strive to ensure, and management believes that, the terms of our transactions with NASCAR, IMSA and AMA Pro Racing are commercially reasonable.
Other Related Party Transactions
Certain members of the France Family Group paid us for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The net amount received by us for these items totaled approximately $0.5 million during fiscal 2017.
Cobb Cole is a law firm in Daytona Beach, Florida. Kathy Crotty is a family member of W. Garrett Crotty, one of our executive officers and is also a partner at Cobb Cole. We engage Cobb Cole for certain legal services. The aggregate amount paid by us to Cobb Cole for legal services totaled approximately $93,000 in fiscal year 2017.
J. Hyatt Brown, one of our directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as our insurance broker for several of our insurance policies, including our property and casualty policy and certain employee benefit programs. The aggregate commissions received by Brown & Brown in connection with these policies were approximately $0.5 million during fiscal 2017.
One of our directors, Christy F. Harris, is Of Counsel to Kinsey, Vincent Pyle, P.L., a law firm that provided legal services to us during fiscal 2017. We paid approximately $0.2 million for these services in fiscal 2017.
We believe the amounts earned from or charged by us under each of the aforementioned transactions are commercially reasonable.
Approval of Related Party Transactions
We have adopted written policies and procedures for review, approval and ratification of transactions with related persons. These policies are evidenced in the Code of Conduct. In addition, our employees are subject to similar policies concerning conflicts of interest, business ethics and conduct, as contained in our Employee Handbook. The Audit Committee is charged in its Charter with the ultimate responsibility for the review and approval of all related party transactions meeting the thresholds that require disclosure pursuant to Item 404 of Regulation S-K. All proposed transactions (regardless of the amount involved) with any director or executive officer (or their affiliates) are required to be submitted to the Audit Committee for approval prior to the transaction taking place. As part of our disclosure controls, all related party transactions are reported monthly and reviewed by the Disclosure Committee quarterly, which includes the Chief Compliance Officer and the Director of Internal Audit. The Disclosure Committee is responsible for elevating matters for Audit Committee consideration. While the standard used to evaluate a transaction will vary depending upon the particular circumstances, the goal is to make sure that we are treated fairly and on the same basis as transactions with parties that are not related. There have been no instances during the last fiscal year where such policies and procedures were not followed, nor were there any transactions listed in “Certain Relationships and Related Transactions” that were not reviewed by the Audit Committee.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for all professional services provided by Ernst & Young LLP for the audit of our consolidated financial statements for the years ended November 30, 2017 and 2016, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	Fiscal Year
Fee Category	2017	2016
Audit fees (1)	$866,669	$827,209
Audit-related fees (2)	$105,150	$43,500
Tax fees (3)	$—	$—
All other fees (4)	$—	$—

(1)
Audit fees consisted principally of professional services rendered for the annual integrated audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting, the review of our quarterly consolidated financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consists of professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not included in Audit Fees above.

(3)	Tax fees consisted principally of professional services rendered for tax compliance and tax advice. There were no such services rendered during fiscal 2017 or 2016, respectively.

(4)	There were no other fees for products and services that are not disclosed in the previous categories.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee, or one of its members who has been delegated pre-approval authority, considers and has approval authority over all engagements of the independent auditors. If a decision on an engagement is made by an individual member, the decision is presented at the next meeting of the Audit Committee. All of the engagements resulting in the fees disclosed above for fiscal 2017 and 2016 were approved by the Audit Committee prior to the engagement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report

Exhibit Number	Description of Exhibit
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Speedway Corporation

Date: May 24, 2018	By:	/s/ Lesa France Kennedy
Lesa France Kennedy
Chief Executive Officer

Date: May 24, 2018	By:	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer