Form 10-Q
period 2018-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2018-07-09
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2018
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	❑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	24,439,866 shares	As of May 31, 2018
Class B Common Stock	19,674,012 shares	As of May 31, 2018

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED May 31, 2018

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2017	May 31, 2018
		(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$256,702	$327,133
Receivables, less allowance of $1,000 in 2017 and 2018, respectively	37,269	52,600
Income taxes receivable	21,867	2,854
Prepaid expenses and other current assets	9,749	23,427
Total Current Assets	325,587	406,014
Property and Equipment, net of accumulated depreciation of $1,030,410 and $1,080,165, respectively	1,479,743	1,510,321
Other Assets:
Equity investments	86,200	85,234
Intangible assets, net	178,637	178,564
Goodwill	118,400	118,331
Other	19,625	22,517
	402,862	404,646
Total Assets	$2,208,192	$2,320,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,854	$3,884
Accounts payable	23,936	42,282
Deferred income	38,521	92,360
Other current liabilities	19,249	36,367
Total Current Liabilities	85,560	174,893

Long-Term Debt	255,612	255,254
Deferred Income Taxes	396,046	259,328
Long-Term Deferred Income	8,251	8,108
Other Long-Term Liabilities	2,801	2,681
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 24,113,778 and 24,069,929 issued and outstanding in 2017 and 2018, respectively	241	241
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,707,104 and 19,674,012 issued and outstanding in 2017 and 2018, respectively	197	197
Additional paid-in capital	430,114	430,134
Retained earnings	1,031,361	1,191,747
Accumulated other comprehensive loss	(1,991)	(1,602)
Total Shareholders’ Equity	1,459,922	1,620,717
Total Liabilities and Shareholders’ Equity	$2,208,192	$2,320,981
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2017	May 31, 2018
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$28,662	$25,677
Motorsports and other event related	122,322	133,328
Food, beverage and merchandise	9,517	6,906
Other	4,774	5,768
	165,275	171,679
EXPENSES:
Direct:
NASCAR event management fees	48,270	50,180
Motorsports and other event related	34,728	44,607
Food, beverage and merchandise	7,244	5,198
Other operating expenses	656	1,038
General and administrative	27,309	26,345
Depreciation and amortization	28,269	26,859
Losses on asset retirements	374	195
	146,850	154,422
Operating income	18,425	17,257
Interest income	251	732
Interest expense	(3,067)	(2,900)
Equity in net income from equity investments	5,799	6,351
Other	2	—
Income before income taxes	21,410	21,440
Income tax expense	8,183	4,770
Net income	$13,227	$16,670

Dividends per share	$0.43	$0.47
Earnings per share:
Basic and diluted	$0.29	$0.38

Basic weighted average shares outstanding	44,857,837	44,158,611

Diluted weighted average shares outstanding	44,871,255	44,169,681

	Six Months Ended
	May 31, 2017	May 31, 2018
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$59,997	$56,239
Motorsports and other event related	225,834	239,114
Food, beverage and merchandise	18,659	14,856
Other	8,739	10,345
	313,229	320,554
EXPENSES:
Direct:
NASCAR event management fees	77,246	80,045
Motorsports and other event related	60,783	70,642
Food, beverage and merchandise	13,269	10,827
Other operating expenses	858	2,247
General and administrative	53,656	52,087
Depreciation and amortization	54,770	53,598
Losses on asset retirements	404	1,357
	260,986	270,803
Operating income	52,243	49,751
Interest income	368	1,253
Interest expense	(6,319)	(5,785)
Equity in net income from equity investments	9,426	10,659
Other	14	15
Income before income taxes	55,732	55,893
Income tax expense (benefit)	21,232	(130,123)
Net income	$34,500	$186,016

Dividends per share	$0.43	$0.47
Earnings per share:
Basic and diluted	$0.77	$4.21

Basic weighted average shares outstanding	44,960,205	44,177,342

Diluted weighted average shares outstanding	44,974,365	44,189,676
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	May 31, 2017	May 31, 2018
	(Unaudited)
	(In Thousands)
Net income	$13,227	$16,670
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $103 and $71, respectively	167	200
Comprehensive income	$13,394	$16,870

	Six Months Ended
	May 31, 2017	May 31, 2018
	(Unaudited)
	(In Thousands)
Net income	$34,500	$186,016
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $207 and $152, respectively	334	389
Comprehensive income	$34,834	$186,405

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2017	$241	$197	$430,114	$1,031,361	$(1,991)	$1,459,922
Activity 12/1/17 — 5/31/18:
Net income	—	—	—	186,016	—	186,016
Comprehensive income	—	—	—	—	389	389
Cash dividend ($0.47 per share)	—	—	—	(20,738)	—	(20,738)
Exercise of stock options	1	—	717	—	—	718
Reacquisition of previously issued common stock	(2)	—	(1,525)	(4,892)	—	(6,419)
Other	1	—	(757)	—	—	(756)
Stock-based compensation	—	—	1,585	—	—	1,585
Balance at May 31, 2018	$241	$197	$430,134	$1,191,747	$(1,602)	$1,620,717
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2017	May 31, 2018
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$34,500	$186,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,770	53,598
Stock-based compensation	1,707	1,585
Amortization of financing costs	841	806
Deferred income taxes	(3,220)	(136,870)
Income from equity investments	(9,426)	(10,659)
Distribution from equity investee	9,850	11,138
Loss on retirements of long-lived assets, non-cash	404	2,601
Other, net	99	(233)
Changes in operating assets and liabilities:
Receivables, net	(20,425)	(15,331)
Prepaid expenses and other assets	(7,414)	(16,521)
Accounts payable and other liabilities	(10,905)	(7,364)
Deferred income	51,462	53,696
Income taxes	4,119	19,013
Net cash provided by operating activities	106,362	141,475
INVESTING ACTIVITIES
Capital expenditures	(40,568)	(65,019)
Distribution from equity investee	—	487
Proceeds from sale of assets	14	418
Other, net	(8)	—
Net cash used in investing activities	(40,562)	(64,114)
FINANCING ACTIVITIES
Payment of long-term debt	(444)	(473)
Deferred financing fees	(43)	—
Exercise of Class A common stock options	358	718
Reacquisition of previously issued common stock	(17,323)	(7,175)
Net cash (used in) provided by financing activities	(17,452)	(6,930)
Net increase in cash and cash equivalents	48,348	70,431
Cash and cash equivalents at beginning of period	263,727	256,702
Cash and cash equivalents at end of period	$312,075	$327,133
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2018
(Unaudited)
1. Basis of Presentation
The accompanying consolidated interim financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States for interim financial information but do not include all of the information and disclosures required for complete financial statements. The consolidated balance sheet at November 30, 2017, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2017, and 2018, are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU" or "Update") No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is continuing to evaluate the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and intends to adopt with a cumulative adjustment, if any, as of the date of adoption. The Company will adopt the provisions of this statement in the first quarter of fiscal 2019.
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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118") to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company expects to finalize its provisional amounts by the fourth quarter of fiscal 2018 (see Note 11 - Income Taxes).
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2017 and 2018, respectively (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2018	May 31, 2017	May 31, 2018
Numerator:
Net income	$13,227	$16,670	$34,500	$186,016
Denominator:
Weighted average shares outstanding	44,857,837	44,158,611	44,960,205	44,177,342
Effect of dilutive securities	13,418	11,070	14,160	12,334
Diluted weighted average shares outstanding	44,871,255	44,169,681	44,974,365	44,189,676

Basic and diluted earnings per share	$0.29	$0.38	$0.77	$4.21

Anti-dilutive shares excluded in the computation of diluted earnings per share	65,628	41,107	65,969	47,725
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
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of May 31, 2017 and 2018, respectively. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $5.8 million and $6.2 million for the three months ended May 31, 2017 and 2018, respectively, and approximately $9.4 million and $10.6 million for the six months ended May 31, 2017 and 2018, respectively, and is included in Equity in net income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the six months ended May 31, 2017 and 2018, totaling approximately $9.9 million and $11.6 million, respectively, consist of approximately $9.9 million and $11.1 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on the Company's consolidated statement of cash flows. The remaining approximately $0.5 million received, for the six months ended May 31, 2018, was recognized as a return of capital from investing activities on the Company's consolidated statement of cash flows.
Fairfield Inn Hotel at ONE DAYTONA
Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel is situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement. Construction of the hotel was completed and operations commenced in December 2017. DHGII is the managing member of the Fairfield. DHGII was responsible for the development of the Fairfield and manages ongoing operations of the hotel.
As per the partnership agreement, our 33.25 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in the Fairfield as an equity investment in its consolidated financial statements as of May 31, 2018. The Company's 33.25 percent portion of the Fairfield’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $0.1 million for the three and six months ended May 31, 2018, respectively, and is included in net income from equity investments in the Company's consolidated statements of operations. There were de minimis administrative costs included in the Company's consolidated statements of operations for the three and six months ended May 31, 2017, respectively.
The DAYTONA Marriott Autograph Collection Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("The DAYTONA"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate The DAYTONA. The hotel is situated within the ONE DAYTONA development. In June 2017, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in early fiscal 2019. DHG is the managing member of The DAYTONA. DHG is responsible for the development of The DAYTONA and will manage the operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in The DAYTONA as an equity investment in its consolidated financial statements as of May 31, 2018. The Company's 34.0 percent portion of The DAYTONA’s net loss, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, from inception, through May 31, 2018 primarily consists of de minimis administrative costs that are included in net income from equity investments in the Company's consolidated statements of operations. There were no comparable transactions recorded in the Company's consolidated statements of operations in the same period of fiscal 2017.
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate the residential component of the ONE DAYTONA project. The joint venture is structured similarly to the Fairfield and The DAYTONA joint ventures, where the Company's share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. As of May 31, 2018, no contributions have been made towards the residential component of the ONE DAYTONA project.

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

	May 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	99	21
Total amortized intangible assets	120	99	21
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	730	—	730
Total non-amortized intangible assets	178,543	—	178,543
Total intangible assets	$178,663	$99	$178,564
The decrease of approximately $0.1 million in the net carrying amount of non-amortized intangible assets, for the three and six months ended May 31, 2018, as compared to the fiscal year ended November 30, 2017, is primarily due to the sale of certain business operations.
The following table presents current and expected amortization expense of the existing intangible assets for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2018	$1
Remaining estimated amortization expense for the year ending November 30:
2018	$1
2019	2
2020	2
2021	2
2022 and thereafter	14
There were no changes in the carrying value of goodwill during the three months ended May 31, 2018. During the six months ended May 31, 2018, the Company sold certain revenue generating assets, some of which had goodwill associated to them. As a result of the transaction, the carrying value of goodwill was reduced by approximately $0.1 million.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2017		May 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(159)	$65,000	$(134)
3.95 percent Senior Notes	100,000	(286)	100,000	(264)
6.25 percent Term Loan	46,975	—	46,502	—
TIF bond debt service funding commitment	49,368	(1,432)	49,394	(1,360)
Revolving Credit Facility	—	—	—	—
	261,343	(1,877)	260,896	(1,758)
Less: current portion	4,091	(237)	4,121	(237)
	$257,252	$(1,640)	$256,775	$(1,521)
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2018, the Company was in compliance with its various restrictive covenants. At May 31, 2018, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2018, the Company was in compliance with its various restrictive covenants. At May 31, 2018, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At May 31, 2018, the outstanding principal on the 6.25 percent Term Loan was approximately $46.5 million.
At May 31, 2018, outstanding taxable special obligation revenue (“TIF”) bond, in connection with the financing of Kansas Speedway, totaled approximately $49.4 million, net of the unamortized discount, which is comprised of a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bond is repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2016 Credit Facility”), contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. In August 2017, the Company entered into the first, of its two available, 1-year extension options. Interest accrues, at the Company's option, at either LIBOR plus 100.0 —

162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of May 31, 2018, the Company was in compliance with its various restrictive covenants. At May 31, 2018, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $1.3 million, have been deferred and are included in other assets as of May 31, 2018.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
Total interest expense incurred by the Company for the three and six months ended May 31, 2017 and 2018, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2018	May 31, 2017	May 31, 2018
Interest expense	$3,942	$3,849	$7,888	$7,702
Less: capitalized interest	875	949	1,569	1,917
Net interest expense	$3,067	$2,900	$6,319	$5,785
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
At May 31, 2018, the Company had money market funds totaling approximately $278.3 million which are included in cash and cash equivalents in its consolidated balance sheet. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $272.7 million compared to the carrying amount of approximately $261.3 million and approximately $266.2 million compared to the carrying amount of approximately $260.9 million at November 30, 2017 and May 31, 2018, respectively.
The Company had no financial instruments that used level 3 inputs as of May 31, 2018.
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

Since inception of the Stock Purchase Plan, through May 31, 2018, the Company has purchased 9,857,642 shares of its Class A common shares, for a total of approximately $364.8 million. The Company purchased 156,241 shares of its Class A common shares during the six months ended May 31, 2018, at an average cost of approximately $41.08 per share (including commissions), for a total of approximately $6.4 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2018, the Company had approximately $165.2 million remaining repurchase authority under the current Stock Purchase Plan.

In April 2018, the Company's Board of Directors approved an annual dividend of $0.47 per share, for a total of approximately $20.7 million, paid on June 29, 2018, to common stockholders of record on May 31, 2018.
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
In May 2018, the Company awarded and issued a total of 89,225 restricted shares of the Company’s Class A common shares to certain officers and managers under the 2017 Plan. The shares of restricted stock awarded in May 2018, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $41.10 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period.

10. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2017	May 31, 2018
Terminated interest rate swap, net of tax benefit of $1,345 and $1,192, respectively	$(1,991)	$(1,602)
11. Income Taxes
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
The Company's effective income tax rate was approximately 22.2 percent and (232.8) percent for the three and six months ended May 31, 2018, respectively, and approximately 38.2 percent and 38.1 percent for the three and six months ended May 31, 2017, respectively.
The decrease in the effective income tax rate for the three and six months ended May 31, 2018, as compared to the same periods in the prior year, is substantially due to the material income tax benefit and income tax rate reduction associated with the Tax Cuts and Jobs Act of 2017. Also contributing to the decrease in the effective tax rate, as compared to the statutory income tax rate, were reductions in certain state tax rates.

During the fiscal year ended November 30, 2017, the Company determined its stock investment in Motorsports Authentics ("MA") had become worthless in accordance with U.S. federal income tax rules. During the fiscal year ended November 30, 2009, the Company had previously reduced its carrying value of the investment to zero. However, operations continued until August 2017. In August 2017, management and the board of MA decided to cease operations and liquidate MA.

In the third quarter of fiscal 2017, the Company recorded a deferred tax asset of $48.2 million representing the tax benefit associated with the basis in the shares of MA, that was not previously required to be recorded in the deferred assets, as it represented the outside basis difference in the shares of a subsidiary not previously held for sale. The basis in MA used to calculate the tax benefit was approximately $122.2 million.
In the fourth quarter of fiscal 2017, the Company completed its analysis and determined the loss qualified as an ordinary loss for federal income tax purposes. As a result of the worthlessness of MA stock and this analysis, the Company recognized an income tax benefit of approximately $48.2 million for the period ending November 30, 2017. Management believes that it is more likely than not that the Company has sufficient taxable income to fully utilize these tax losses.

In March 2018, the Company was notified that our 2014 federal income tax return is under examination by the Internal Revenue Service.
12. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as National Association for Stock Car Auto Racing (“NASCAR”), the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America ("ARCA"), the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, International Motor Sports Association (“IMSA”) - a wholly owned subsidiary of NASCAR, Historic Sportscar Racing, IndyCar Series, National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association.
NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 74.2 percent of the combined voting power of the outstanding stock of the Company, as of May 31, 2018, and some members of which serve as directors and officers of the Company.
On April 27, 2018 NASCAR announced that it is purchasing the assets of ARCA. ARCA has sanctioned four races at ISC facilities in 2018. One ARCA race will run at Kansas Speedway in the fourth quarter of 2018.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The Company, as the promoter, records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $91.2 million and $95.0 million for the three months ended May 31, 2017 and 2018, respectively, and approximately $153.9 million and $160.1 million for the six months ended May 31, 2017 and 2018, respectively. The Company recorded prize money of approximately $24.8 million and $25.9 million for the three months ended May 31, 2017 and 2018, respectively, and approximately $42.2 million and $43.9 million for the six months ended May 31, 2017 and 2018, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted, as well as fees paid to NASCAR for sanctioning and officiating of the events. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $48.3 million and $50.2 million for the three months ended May 31, 2017 and 2018, respectively and approximately $77.2 million and $80.0 million for the six months ended May 31, 2017 and 2018, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within Kansas Speedway’s boundaries and are not the Company’s obligation. Kansas Speedway Corporation ("KSC"), wholly owned subsidiary of the Company, has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds.

At May 31, 2018, the Unified Government had approximately $0.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $6.9 million at May 31, 2018. At May 31, 2018, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

14. Segment Reporting
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports event operations consist principally of racing events at its major motorsports entertainment facilities. The reporting units within the motorsports segment portfolio are reviewed together as the nature of the products and services, the production processes used, the type or class of customer using our products and services, and the methods used to distribute our products or provide their services are consistent in objectives and principles, and predominately uniform and centralized throughout the Company. The consolidated industry domestic media rights contract, which continues through the 2024 NASCAR season, continues to be the single-largest contributor to the Company's earnings. These media rights are allocated to specific events, are not facility based, and are derived through a corporate contract, which affects all of the motorsports event facilities within the motorsports event segment. Similarly, corporate sponsorship partnership revenue is primarily derived from corporate contracts, negotiated from the Company's corporate sales team, and allocated to multiple, or all, motorsports entertainment facilities depending on the specific arrangement. Thus, the disclosure of these revenue streams, as they relate to each reporting unit, is not practical.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and six months ended May 31, 2017 and 2018, respectively (in thousands):

	Three Months Ended May 31, 2017
	Motorsports Event	All Other	Total
Revenues	$156,856	$8,932	$165,788
Depreciation and amortization	27,042	1,227	28,269
Operating income (loss)	19,077	(652)	18,425
Capital expenditures	10,146	8,830	18,976
Total assets	1,643,651	597,737	2,241,388
Equity investments	—	91,968	91,968
	Three Months Ended May 31, 2018
	Motorsports Event	All Other	Total
Revenues	$158,674	$13,548	$172,222
Depreciation and amortization	25,062	1,797	26,859
Operating income (loss)	19,562	(2,305)	17,257
Capital expenditures	46,946	9,791	56,737
Total assets	1,659,942	661,039	2,320,981
Equity investments	—	85,234	85,234
	Six Months Ended May 31, 2017
	Motorsports Event	All Other	Total
Revenues	$301,655	$12,452	$314,107
Depreciation and amortization	52,371	2,399	54,770
Operating income (loss)	54,772	(2,529)	52,243
Capital expenditures	16,240	24,328	40,568
	Six Months Ended May 31, 2018
	Motorsports Event	All Other	Total
Revenues	$302,452	$19,010	$321,462
Depreciation and amortization	50,230	3,368	53,598
Operating income (loss)	53,984	(4,233)	49,751
Capital expenditures	50,681	14,338	65,019
Intersegment revenues were approximately $0.5 million and $0.5 million for the three months ended May 31, 2017 and 2018, respectively, and approximately $0.9 million and $0.9 million for the six months ended May 31, 2017 and 2018, respectively.
During the three and six months ended May 31, 2018, revenues in the All Other segment has increased by approximately $4.6 million and $6.5 million, respectively, as compared to the same periods in the prior year.

•
The increase in the current three month period is predominately due to approximately $3.3 million related to a music festival held at Daytona, whereby due to certain changes in contractual agreements, a higher amount of event revenues and expenses was recorded in fiscal 2018 as compared to fiscal 2017. Also contributing to the increase was approximately $0.6 million related to lease revenue from ONE DAYTONA, as new tenants opened in fiscal 2018; and

•
The increase in the six month period is predominately due to the aforementioned music festival held at Daytona and approximately $1.5 million related to lease revenue from ONE DAYTONA, as new tenants opened in fiscal 2018.

Capital expenditures related to the All Other segment increased approximately $1.0 million for the three months ended May 31, 2018, and decreased approximately $10.0 million for the six months ended May 31, 2018, as compared to the same periods in the prior year. The decrease in the six month period substantially relates to the construction of ONE DAYTONA nearing its completion.
During the three and six months ended May 31, 2018, the Company recognized approximately $0.1 million and $0.2 million, respectively, of costs related to The ISM Raceway project (see "Future Liquidity - The ISM Raceway Project"). These costs were included in the Motorsports Event segment. During the three and six months ended May 31, 2017, the Company recognized approximately $0.1 million and $0.2 million, respectively, of similar costs related to The ISM Raceway Project.

During the three and six months ended May 31, 2018, the Company recognized approximately $0.3 million and $1.2 million, respectively, of accelerated depreciation, due to the shortening the service lives of certain assets, associated with The ISM Raceway Project and the Richmond Reimagined project. During the three and six months ended May 31, 2017, the Company recognized $2.0 million and $2.7 million, respectively, of similar costs associated with The ISM Raceway Project.
During the three and six months ended May 31, 2018, the Company recognized $0.1 million and $1.2 million, respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with ONE DAYTONA and capacity initiatives. During the three and six months ended May 31, 2017, the Company recognized $0.3 million and $0.3 million, respectively, of similar costs associated with The ISM Raceway Project.

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. We derive revenues primarily from (i) admissions to motorsports events and motorsports themed amusement activities held at our facilities, (ii) revenue generated in conjunction with, or as a result of, motorsports events and motorsports themed amusement activities conducted at our facilities, and (iii) catering, concession and merchandising services during, or as a result of, these events and amusement activities.
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
Revenues derived from leasing space in our retail operations, including those at ONE DAYTONA, leasing office space in our headquarters building, and facility rentals, are included in "Other" revenues.
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
We receive distributions from the operations of our joint ventures (see "Equity and Other Investments").
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
Basis of Presentation and Consolidation. We consolidate all entities we control by ownership of a majority voting interest and variable interest entities, for which we have the power to direct activities and the obligation to absorb losses. Our judgment in determining if we consolidate a variable interest entity includes assessing which party, if any, has the power and benefits. Therefore, we evaluate which activities most significantly affect the variable interest entities economic performance and determine whether we, or another party, have the power to direct these activities.
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
NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its event management fees. We, as the promoter, record 90.0 percent of the gross broadcast rights fees as revenue and then record 25.0 percent of the gross broadcast rights fees as part of the awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
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
We receive reimbursements from tenants for real estate taxes, insurance, common area maintenance and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized when earned in accordance with the tenant lease agreements. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 20 years and are recognized as revenue in accordance with the underlying lease terms.
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities, commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and the International Motor Sports Association ("IMSA") series. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
Capitalization and Depreciation Policies. Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property, nor appreciably prolong its life, are charged to expense as incurred. Depreciation and amortization for financial statement purposes are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize costs of the project, including, but not limited to, certain pre-acquisition costs, permitting costs, fees paid to architects and contractors, certain costs of our design and construction subsidiary, property taxes and interest.
We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered an operating expense or a capital asset is a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also is a matter of judgment. Our depreciation expense for financial statement purposes is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based upon our experience with similar assets, industry, legal and regulatory factors, and our expectations of the usage of the asset. Whenever events or circumstances occur, which change the estimated useful life of an asset, we account for the change prospectively.
During the six months ended May 31, 2017, and 2018, we recorded approximately $0.4 million and $1.4 million, respectively, of before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities.

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
As of May 31, 2018, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 77.9 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
We follow applicable authoritative guidance on accounting for goodwill and other intangible assets, which specifies, among other things, non-amortization of goodwill and other intangible assets with indefinite useful lives, and requires testing for possible impairment, either upon the occurrence of an impairment indicator or at least annually. We complete our annual testing in our fiscal fourth quarter, based on assumptions regarding our future business outlook and expected future discounted cash flows attributable to such assets (using the fair value assessment provision of applicable authoritative guidance), supported by quoted market prices or comparable transactions where available or applicable.
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee, but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $85.2 million at May 31, 2018.
Income Taxes. The tax law requires that certain items be included in our tax return at different times than when these items are reflected in our consolidated financial statements. Some of these differences are permanent, such as expenses not deductible on our tax return. However, some differences reverse over time, such as depreciation expense, and these temporary differences create deferred tax assets and liabilities. Our estimates of deferred income taxes and the significant items giving rise to deferred tax assets and liabilities, reflect our assessment of actual future taxes to be paid on items reflected in our financial statements, giving consideration to both timing and probability of realization. Actual income taxes could vary significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities, which could also adversely impact our cash flow.
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
We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of May 31, 2017 and 2018. Our 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes and the joint venture is a disregarded entity for income tax purposes, was approximately $9.4 million and $10.6 million for the six months ended May 31, 2017 and 2018, respectively, and is included in income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the six months ended May 31, 2017 and 2018, totaling approximately $9.9 million and $11.6 million, respectively, consist of approximately $9.9 million and $11.1 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on our consolidated statement of cash flows. The remaining approximately $0.5 million received, for the six months ended May 31, 2018 was recognized as a return of capital from investing activities on our consolidated statement of cash flows.
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch at Daytona, ISC's 60-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry. The central neighborhood, dubbed the "World Center of Racing," celebrates the history of Daytona International Speedway ("Daytona") and its many unforgettable moments throughout more than 50 years of racing. Embracing Daytona's history in the racing industry, Toyota, Florida Hospital, Chevrolet, Sunoco and Axalta joined as Founding Partners at Daytona International Speedway's new motorsports complex, with each partnership extending over 10 years. The Founding partners received sponsorship rights for a dedicated injector, as well as innovative fan engagement space, and interior and exterior branding space, that will enhance the overall guest experience.
Since the completion of DAYTONA Rising in January 2016, the DAYTONA 500 has sold out three consecutive years. By providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising provided an immediate incremental lift in Daytona's revenues and earnings, meeting our current, and future, expectations. While these forward-looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to many factors not in our control or not readily predictable, as detailed in the "Risk Factors" section of our publicly filed documents, Forms 10-K, with the SEC, any or all of which can significantly impact our future results. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel is situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement. Construction of the hotel was completed and operations commenced in December 2017. DHGII is the managing member of the Fairfield. DGHII was responsible for the development of the Fairfield and manages ongoing operations of the hotel.
As per the partnership agreement, our 33.25 percent share of equity will be limited to our non-cash land contribution, and we will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in the Fairfield as an equity investment in our consolidated financial statements as of May 31, 2018. Our 33.25 percent portion of the Fairfield’s net loss, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, for the six months ended May 31, 2018, was approximately $0.1 million, and is included in equity in net income from equity investments in our consolidated statements of operations. There were de minimis administrative costs included in our consolidated statements of operations for the six months ended May 31, 2017.
The DAYTONA a Marriott Autograph Collection Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("The DAYTONA"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate The DAYTONA. The hotel is situated within the ONE DAYTONA development. In June 2017, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in early fiscal 2019. DHG is the managing member of The DAYTONA. DHG is responsible for the development of The DAYTONA and will manage operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity will be limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. We have accounted for the joint venture in The DAYTONA as an equity investment in its consolidated financial statements as of May 31, 2018. Our 34.0 percent portion of The DAYTONA’s net loss, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, from inception, through May 31, 2018 primarily consists of de minimis administrative costs that are included in net income from equity investments in our consolidated statements of operations. There were no operations included in our consolidated statements of operations in the same period of fiscal 2017.
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate the residential component of the ONE DAYTONA project. The joint venture is structured similarly to the Fairfield and The DAYTONA joint ventures, where our share of equity will be limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. As of May 31, 2018, no contributions have been made towards the residential component of the ONE DAYTONA project.
Income Taxes
Our effective income tax rate was approximately 22.2 percent and (232.8) percent for the three and six months ended May 31, 2018, respectively, as compared to 38.2 percent and 38.1 percent, respectively, for the same periods of the prior year.
The decrease in the effective income tax rate for the three and six months ended May 31, 2018, as compared to the same periods in the prior year, is substantially due to the material income tax benefit and income tax rate reduction associated with the Tax Cuts and Jobs Act of 2017, discussed below. Also contributing to the decrease in the effective tax rate, as compared to the statutory income tax rate, were reductions in certain state tax rates.
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
Looking to the future, we believe a healthy, broader U.S. economy, driven by the recently enacted Tax Cuts and Jobs Act, coupled with ISC and the industry's long-term strategies, will provide an environment for improved profitability. NASCAR secured its broadcast rights through the 2024 season, which benefits our entire industry. Consistent with other major sports properties, broadcast rights represent our largest revenue segment. Growing and extending this contracted revenue will provide us long-term cash flow visibility. Management believes the strategic initiatives and investments we, and the motorsports industry, have undertaken will continue to grow the sport and strengthen the long-term health of our Company.
The industry has committed to growing the sport by implementing growth initiatives that support NASCAR's industry-wide strategic plan. NASCAR's stated objective is to broaden NASCAR's appeal with current fans and attract new demographics to the sport with the following focused industry initiatives:

•	Attract new fans including young adults, youth, and growth demographics;

•	Grow fan engagement with richer content, consumption channels, and memorable live-event experiences;

•	Elevate/cultivate driver star power; and

•	Maximize utilization of industry marketing assets and participation.
As part of the industry plan, NASCAR implemented several innovations focused on improving the on-track product and increasing its appeal to our fans. These include the following:

•	Enhancements to the NASCAR's playoffs, including elimination rounds leading up to the championship event for the three national touring series;

•	Three stage racing format, similar to quarters or halves in other sports;

•	Knockout group qualifying formats;

•	Overtime rules to address races that previously ended while under caution; and

•	Refined aerodynamic and downforce specifications that provide the driver greater control of the car.
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
In the 2017 NASCAR season, the stage based racing format, which breaks the race approximately into thirds, was announced with several goals in mind. First, it provides three periods of racing with natural breaks during the race for fans. Second, the stages are scored independently, with points awarded for finishing in each stage, that contribute toward the championship. While the greatest amount of points are awarded for ultimately winning the race, the format provides a strong incentive for the drivers to compete throughout the race, rather than waiting until later in the race, which raises the level of excitement throughout for the viewing audience.
Industry and fan feedback continues to be positive regarding these changes, with a vast majority of fans embracing the format enhancements. We anticipate continued favorable momentum at our future playoff related events as we move forward.
We support NASCAR's industry strategy on a number of fronts. We have committed to improving our major motorsports facilities to enhance guest experiences and strengthen fan engagement. Specifically, one of the most ambitious and important projects in our history was the redevelopment of the frontstretch of Daytona International Speedway, our 60-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports complex featuring unique experiences for our guests and new innovative marketing platforms for our corporate partners, broadcasters and industry stakeholders. Fan and stakeholder feedback continues to be overwhelmingly positive and financial results from opening in fiscal 2016 through Speedweeks of fiscal 2018 exceeded expectations. We believe that Daytona International Speedway's elevated customer experiences will continue to drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. We also believe that this strategic investment will positively influence consumer and corporate involvement in the sport, and drive long-term value for our broadcast partners.
In early fiscal 2017, we announced, as part of our strategic plan and capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), that the ISC Board of Directors approved a project to redevelop the grandstands and infield for Phoenix Raceway, now known as ISM Raceway, following a recent partnership discussed below. The modernization project known as The ISM Raceway Project Powered by DC Solar ("The ISM Raceway Project") (see "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar") is estimated to cost approximately $178.0 million and addresses critical facility maintenance, enhances the fan experience, provides valuable marketing assets for new sponsorship opportunities, and creates updated infield amenities, including the 'ultimate race day INfield fan experience', where fans can view firsthand, drivers and crews setting up their cars before the race. ISM Raceway is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup series weekends, the latter being the second to the last Monster Energy NASCAR Cup Series event in the playoffs. The track is a fan-favorite, unique racetrack configuration in the twelfth largest major media market of the U.S. ISM Raceway is an attractive but competitive marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience, and provide a sustainable financial return. In late September 2017, ISM Raceway and ISM Connect, a pioneer in smart venue technology, announced a multi-year partnership that includes naming rights for the Raceway’s modernized venue, as well as the installation of a groundbreaking digital fan engagement experience. Beginning in fiscal 2018, the venue was named ISM Raceway.
Admissions
Generating excess demand for live event attendance while providing the optimal supply of high-quality seating inventory is an important principle of our operating strategy. By effectively managing both ticket prices and seating capacity across customer segments and price points, we have historically driven early ticket renewals and greater advance ticket sales. Greater advance ticket sales provide us many benefits, such as earlier cash inflow, and reduces the potential negative impact of actual or forecasted inclement weather as event-day approaches.
When evaluating ticketing initiatives, we first examine our ticket pricing structure for each segmented seating area and/or offering within our major motorsports entertainment facilities to ensure prices are congruent with market demand. When determined necessary, we adjust ticket pricing. We believe our ticket pricing philosophy appropriately factors current demand and provides attractive price points for all income levels and desired fan experiences. We maintain the integrity of our ticket pricing model by ensuring our customers who purchase tickets during the renewal period get preferred pricing. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. Encouraging late cycle buying and offering excess promotional tickets could have a detrimental effect on our ticket pricing model and the long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth, rather than to capture short-term incremental revenue at the expense of our customers who purchased tickets during the renewal period. We continue to implement innovative ticket pricing strategies to capture incremental admissions revenue including, ticket price increases over time as the event nears, and adjusting pricing of specific seats within a section or row with desirable attributes and greater demand.
To provide our guests with the best fan experience possible, we continue adding fan amenities such as wider seating and social/party zones, which provide greater fan interaction/engagement and improved sight lines for better viewing. Rising customer expectations from modern sports facilities means that sustaining ticket demand relies strongly on creating a more unique and memorable experience for the fans. Enhancing the live event experience to differentiate it from the at-home television viewing experience, is a critical strategy for our future growth. Further, benefits from our facility enhancement/optimization strategy include:

•	improved pricing power for our events;

•	enticing more customers to renew or purchase tickets earlier in the sales cycle;

•	increasing customer retention;

•	driving greater attendance to our lead-in events, such as NASCAR's Xfinity and Camping World Truck series events;

•	ability to re-purpose and monetize certain areas of the facility to their highest and best use;

•	generating stronger interest from corporate sponsors; and

•	creating a more visually compelling event for the television audience.
Additional facility enhancements implemented include providing greater wireless connectivity, enhanced at-track audio and visual experiences (e.g. video boards), additional and upgraded concession and merchandise points-of-sale, and creating more interactive social zones including in-grandstand 'party-deck' viewing areas. We continuously monitor market demand, evaluate customer feedback, and explore next generation live-sports entertainment fan amenities, all of which could further impact how we manage capacity and spend capital at our major motorsports facilities.
Through the second quarter of fiscal 2018, admissions revenue declined $3.5 million, or approximately 5.8 percent, for comparable events as compared to the same period in fiscal 2017. In recent years, attendance at NASCAR events has faced stiff headwinds. Recent retirements of top drivers and fan favorites, inclement weather causing delay and/or postponement of events, and a general declining trend in attendance at live sporting events, among others, have attributed to this decline. We believe the aforementioned strategies aimed at improving the guest experience, while attending motorsports events at our facilities and providing guests with several options at a good value, will offset this trend in the future.

Corporate Partnerships
The power of the NASCAR brand, along with its brand/product loyal fan base, creates a highly attractive platform for corporate partnership. The participation of FORTUNE 500 companies in NASCAR is greater than in any other sports property, with more than one in four FORTUNE 500 companies invested in NASCAR, and nearly half of the FORTUNE 100 listed companies leveraging NASCAR within their marketing strategy. The number of FORTUNE 500 companies investing in NASCAR has either grown or sustained for the last five consecutive years, and is currently up approximately 30.0 percent over 2008. We anticipate this high-level of corporate interest will continue considering the appealing characteristics of our sport, such as presence in key metropolitan statistical areas, the near year-round event schedule, our impressive portfolio of major motorsports events, and attractive NASCAR fan demographics.
Even as companies demand more return on their marketing dollar, we are focused on delivering an enhanced value proposition through our strategic initiatives. This includes enhanced facilities with more visible sponsor elements, more frequent event activity and diverse content at our facilities, and deeper understanding of, and integration with, our corporate partners' business.
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
As of June 2018, we have sold all Monster Energy NASCAR Cup race entitlements and all but one NASCAR Xfinity series entitlements. For fiscal 2018, we have agreements in place for approximately 91.0 percent of our gross marketing partnership revenue target, which grew seven percent more than the 2017 target. This is compared to fiscal 2017 at this time when we had approximately 94.0 percent of our gross marketing partnership revenue target sold and had entitlements for one Monster Energy NASCAR Cup and one NASCAR Xfinity series either open or not announced. With the vast majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2018.
In fiscal 2016, we completed the redevelopment of the frontstretch of Daytona International Speedway, "DAYTONA Rising", and secured five long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, Sunoco, and Axalta, all of which meet or exceed ten year relationships. We continue to be pleased with corporate sales organic growth and sales driven by strong corporate demand from DAYTONA Rising. We also expect corporate partnerships to be a significant contributor to the success of The ISM Raceway Project. To-date, we secured two long-term partnerships with DC Solar and ISM Connect. DC Solar sponsored the project construction phase and ISM became the Raceway's naming rights partner (see "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar"). The longer deal terms provide solid long-term contracted income visibility, allows our sales team to focus on incremental revenue generation and allows our partners more time to benefit from sponsor activation.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees are ISC's largest revenue stream, accounting for approximately 50.0 percent of fiscal 2017 total revenues.
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
FOX has exclusive rights to the first 16 Monster Energy NASCAR Cup Series point races beginning each year with the prestigious DAYTONA 500. In addition, FOX retains the rights to the NASCAR Cup Series All-Star Race, The Advance Auto Parts Clash, Can-Am Duel, 14 NASCAR Xfinity Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 Monster Energy NASCAR Cup Series point races including NASCAR’s playoffs, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in fiscal 2015. In fiscal 2018, NASCAR will have 17 Monster Energy NASCAR Cup races on network television, the same as fiscal 2017.
NASCAR's solid ratings, the strong demand for live sports programming, and the proliferation of on-demand content, were significant factors leading up to 2013, enabling NASCAR to sign a lucrative 10-year broadcast agreement in 2013.

In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 84 million television households; and in 2017, broadcast 6 live Monster Energy NASCAR Cup point events and 10 NASCAR Xfinity events. NASCAR content is among the highest rated programming on Fox Sports 1.
In January 2, 2012, NBC Sports Network (NBCSN) was re-branded to align NBC owned sports channels with its NBC sports division. In fiscal 2017, NBCSN broadcast 13 Monster Energy NASCAR Cup events and 14 NASCAR Xfinity events, which represented some of the highest rated programming for NBCSN.
NASCAR continues to deliver strong audiences in a changing media consumption environment. Even as fans of all sporting events choose to consume content through digital and social media alternatives in addition to television viewing, NASCAR's live television draw is powerful.
At the beginning of the 2018 NASCAR season, the historic 60th running of the DAYTONA 500 proved once again why it is the premiere and most significant motorsports event in the world. The race coverage and consumption garnered an average national rating of 5.3 with viewership peaking at 11.5 million, outperforming head-to-head competition with Olympics coverage on NBC and beating out Sunday evening's NBA All-Star Game on TBS/TNT. The 2018 Daytona 500 was FOX's best ratings performance since the 2017 Big Ten Championship game on December 2, 2017. The television broadcast consumption was augmented with strong gains in digital and social consumption metrics discussed in the Digital Media Content section that follows.
As of July 5, 2018, there have been 17 NASCAR Monster Energy Cup Series point events run - the most recent being the Overton's 400 on July 1 at Chicagoland Speedway. Viewership trends for major sporting events on linear television broadcast is rapidly changing, with mixed results and many experiencing declines. The NBA playoffs saw increases year-over-year, but the finals series viewership were down versus prior year. The NHL playoffs saw favorable results, but the season had the lowest viewership since the 2010-2011 season. Consistent with this trend, the NASCAR Cup Series year-over-year television ratings versus the same events last year are down approximately 20.0 percent, through the first 16 NASCAR Cup Series events - including Sonoma on June 24, 2018. We believe the year-over-year trends mirror the changing consumption patterns seen in the broader sports media landscape. Still, NASCAR's television reach is massive with the Cup Series events rating the number one or two viewed sporting event of the weekend eight times so far this season, and averaging more than four million unique viewers each race.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $151.9 million and $157.4 million for the six months ended May 31, 2017 and 2018, respectively. Operating income generated by these media rights was approximately $112.3 million and $117.0 million for the six months ended May 31, 2017 and 2018, respectively.
As media rights revenues fluctuate, so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Cup, Xfinity and Camping World Truck series sanction agreements. NASCAR event management fees ("NEM" or “NASCAR direct expenses”) are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Cup, Xfinity and Camping World Truck series events, as part of NASCAR event management fees (See “Critical Accounting Policies and Estimates - Revenue Recognition”). The NASCAR event management fees are contracted from 2016 through 2020 under the five-year sanction agreements (see Sanctioning Bodies) and paid to NASCAR to contribute to the support and growth of the sport of NASCAR stock car racing, through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.
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
NASCAR's media strategy aims to create dynamic and engaging content that is uniquely distributed through the linear television broadcast, on online/mobile sites such as NASCAR.com, and/or through social media outlets. This balanced approach helps NASCAR reach the largest audience and maximize fan engagement. Consistent with this approach, NASCAR evaluates the 'total audience engaged' by aggregating metrics for television, digital, and social media consumption. Additionally, NASCAR leverages their Fan and Media Engagement Center; a powerful analytical resource used to better understand digital conversations and optimize engagement with the social community.
The 2018 Daytona 500 further demonstrated the importance of digital and social channels as a way fans consume NASCAR. A few key digital/social performance highlights from that race were as follows:

•	Digital sites generated approximately 3.1 million race day visits, up approximately 24.0 percent compared to last year;

•	Video views on NASCAR Digital platforms were up 76.0 percent versus 2017;

•	NASCAR's revamped Fantasy game saw a near three times growth in traffic versus 2017; and

•	On social channels, 1.7 million people engaged with content on race-day, a 48.0 percent improvement over 2017, which included a doubling of engagements on both Twitter and Instagram.
Through the 16th NASCAR Monster Energy Cup Series event of the 2018 season, NASCAR Digital platforms (NASCAR.com, NASCAR Mobile web and NASCAR Mobile applications) delivered strong growth with approximately 2.1 million average unique visitors per race day, equaling approximately three percent growth year-over-year. Visits to these platforms represents about two-thirds of all NASCAR content consumed online, and almost three-quarters of all visitors access via mobile. Additionally, NASCAR’s social metrics continue to demonstrate growth versus prior year and has generated an average of approximately 23 million race day impressions each event for the 2018 season to date. The strong growth in digital and social channels illustrates the changing way fans consume content and is evidence of the continued interest and engagement by NASCAR's audience.
We are encouraged by the growing reach and engagement that is a direct result of our industry's strategic initiatives. We expect these digital and social channels to continue to grow, and believe the industry is well positioned to monetize these channels as our fans (mirroring society-at-large) consume more content in non-traditional ways.
As the media landscape continues to evolve we believe we are well positioned to navigate because of our long-term partnerships with industry leaders FOX and NBC, who own the rights to digital distribution of NASCAR content via the current broadcast agreement through 2024. Collectively, we view the shifts in media consumption as positives for consumers and these shifts provide our sport the opportunity to develop and deliver compelling content in rich and diverse ways to interact with our fans. Along with NASCAR, we closely monitor changes in the television and media landscape, including positive trends with recent contracted sports rights deals. For example, three recently signed multi-year media deals, that include the WWE, UFC, and the PGA Tour, reflect the continuing demand to own and broadcast sports entertainment content, with each property contracting more than double the sports right fees versus prior agreements. In addition, NASCAR continuously monitors the broadcast environment and seeks to maximize its return on content with our partners and for the industry stakeholders.
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 89.3 percent of our revenues in fiscal 2017. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Cup series dates to more geographically diverse and potentially more desirable markets, where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefit the sport's fans, teams, sponsors and television broadcast partners, as well as promoters.
In October 2015, we entered into five-year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of our inventory of NASCAR Cup, Xfinity and Camping World Truck Series events. In fiscal 2017, we conducted 21 NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each sanction agreement is for a term of five years, through 2020. Other than the term, the sanction agreements are substantially similar to those entered into in previous years. The sanction agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The sanction agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the sanction agreements. NASCAR and NEM are controlled by members of the France Family Group, which controls approximately 74.2 percent of the combined voting power of the outstanding stock of the Company, as of May 31, 2018, and some members of which serve as directors and officers of International Speedway Corporation. We strive to ensure, and management believes that, the terms of the sanction agreements transactions are reasonable. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
Capital Improvements
We compete for the consumer's discretionary dollar with other entertainment options, such as concerts and other major sporting events, enhancing the live event experience for our guests being a key strategic pillar to drive future growth. In addition, fans continue to demonstrate willingness to pay for more unique, immersive, and segmented experiences that cannot be duplicated at home. Today's consumer wants improved traffic flow, comfortable and wider seating, clean and available restroom facilities, more points of sale, enhanced audio and visual engagement, social zones and greater connectivity. Providing these enhancements often requires capital reinvestment.
We are confident that our focus on driving incremental earnings by improving the fan experience will lead to increased ticket sales and better ticket pricing power, growth in sponsorship and hospitality sales, solidifying prospects for longer-term growth in broadcast media rights fees agreements, and greater potential to capture market share. We remain confident that by continuing to smartly reinvest to create memorable guest experiences, provide attractive pricing and fantastic racing, we will generate increased revenues and bottom-line results. This has most recently been evident in the success of our redevelopment of the frontstretch at Daytona International Speedway.
While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of our capital improvement investments may not provide immediate, directly traceable near term positive returns on invested capital, but over the longer term, will better enable us to effectively compete with other entertainment venues for consumer and corporate spending. See "Capital Allocation in Liquidity and Capital Resources" section of Management's Discussion and Analysis for a complete discussion of how capital improvements at existing facilities integrates into our overall capital allocation.
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
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from Daytona International Speedway, which has crafted a strategy that will create synergy with Daytona International Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis. Several new-to-market tenants have already commenced operations at ONE DAYTONA. We are targeting substantial completion of the remaining RD&E with additional tenants commencing operations throughout the remainder of fiscal 2018. Completion of The DAYTONA hotel is scheduled in early fiscal 2019 (see “Liquidity and Capital Resources - ONE DAYTONA”).
We remain interested in pursuing further ancillary developments at certain of our other motorsports facilities, which enhance our core business, are market-driven, and provide a prudent return on investment.
Postponement and/or Cancellation of Major Motorsports Events
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events, which are not sold out in advance. If an event scheduled for one of our facilities is delayed or postponed because of weather, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. Moreover, the forecast of poor weather conditions and/or the delay or postponement of an event due to weather conditions could have a negative impact on renewals for the following year. If such an event is canceled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including any live broadcast revenues, associated with the event.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2017 and 2018, are not indicative of the results to be expected for the year.
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
We believe such non-GAAP information is useful and meaningful, and is used by investors to assess the performance of our continuing operations, which primarily consist of the ongoing promotions of racing and other events at our major motorsports entertainment facilities. Such non-GAAP information separately identifies, displays, and adjusts for items that are not considered to be reflective of our continuing core operations at our motorsports entertainment facilities. We believe that such non-GAAP information improves the comparability of the operating results and provides a better understanding of the performance of our core operations for the periods presented.
We use this non-GAAP information to analyze current performance and trends, and make decisions regarding future ongoing operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP. The presentation of this non-GAAP financial information is not intended to be considered independent of, or as a substitute for, results prepared in accordance with GAAP. Management uses both GAAP and non-GAAP information in evaluating and operating the business and as such deemed it important to provide such information to investors.
The following non-GAAP financial information is reconciled to comparable information presented using GAAP, derived by adjusting amounts determined in accordance with GAAP for certain items presented in the accompanying selected operating statement data.
The adjustments for fiscal 2017 relate to non-recurring costs incurred associated with The ISM Raceway Project, accelerated depreciation (associated with The ISM Raceway Project), legal settlement, losses associated with the retirements of certain other long-lived assets (associated with The ISM Raceway Project), and capitalized interest (associated with ONE DAYTONA and The ISM Raceway Project).
The adjustments for fiscal 2018 relate to non-recurring costs incurred associated with The ISM Raceway Project, losses associated with the retirements of certain other long-lived assets in connection with ONE DAYTONA and facility optimization initiatives, accelerated depreciation (associated with The ISM Raceway Project and other capital improvements including the infield project at Richmond), capitalized interest related to ONE DAYTONA and The ISM Raceway Project, and an income tax benefit, primarily related to a reduction in our deferred tax liability, as a result of the lower corporate tax rate from the Tax Cut and Jobs Act of 2017 (see "Note 11 - Income Taxes").

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended May 31, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$21,410	$8,183	$13,227	$0.29
Adjustments:
The ISM Raceway Project	89	34	55	0.00
Accelerated depreciation	2,040	780	1,260	0.03
Losses on retirements of long-lived assets	283	108	175	0.00
Capitalized interest	(812)	(310)	(502)	(0.01)
Legal settlement	(980)	(375)	(605)	(0.01)
Non-GAAP	$22,030	$8,420	$13,610	$0.30

	Three Months Ended May 31, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$21,440	$4,770	$16,670	$0.38
Adjustments:
The ISM Raceway Project	111	29	82	0.00
Accelerated depreciation	301	79	222	0.01
Losses on retirements of long-lived assets	132	33	99	0.00
Capitalized interest	(844)	(220)	(624)	(0.02)
Non-GAAP	$21,140	$4,691	$16,449	$0.37

	Six Months Ended May 31, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$55,732	$21,232	$34,500	$0.77
Adjustments:
The ISM Raceway Project	247	94	153	0.00
Accelerated depreciation	2,686	1,027	1,659	0.04
Legal settlement	(980)	(375)	(605)	(0.01)
Losses on retirements of long-lived assets	283	108	175	0.00
Capitalized interest	(1,441)	(550)	(891)	(0.02)
Non-GAAP	$56,527	$21,536	$34,991	$0.78

	Six Months Ended May 31, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$55,893	$(130,123)	$186,016	$4.21
Adjustments:
The ISM Raceway Project	216	56	160	0.00
Accelerated depreciation	1,154	301	853	0.02
Losses on retirements of long-lived assets	1,248	325	923	0.02
Capitalized interest	(1,672)	(436)	(1,236)	(0.03)
Benefit of income tax law change	—	143,900	(143,900)	(3.25)
Non-GAAP	$56,839	$14,023	$42,816	$0.97

Adjusted EBITDA
In an effort to enhance the comparability and understandability of certain forward looking financial guidance, we adjust for certain non-recurring items that will be included in our future GAAP reporting to provide information that we believe best represents our expectations for our business performance. We calculate Adjusted EBITDA, a non-GAAP financial measure, as GAAP operating income, plus depreciation, amortization, impairment/losses on retirements of long-lived assets, other previously stated non-GAAP adjustments, and cash distributions from equity investments. We have not reconciled the non-GAAP forward-looking measure to its most directly comparable GAAP measure, such as those of ONE DAYTONA and The ISM Raceway Project (see "Liquidity and Capital Resources - ONE DAYTONA" and "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar", respectively). Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors not in our control or not readily predictable, as detailed in the "Risk Factors" section of our previously publicly filed documents, including Forms 10-K and 10-Q, with the SEC, any or all of which can significantly impact our future results. These components, and other factors, could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.
The following schedule reconciles our financial performance prepared in accordance with GAAP to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2018	May 31, 2017	May 31, 2018
	(Unaudited)
Net Income (GAAP)	$13,227	$16,670	$34,500	$186,016
Adjustments:
Income tax expense (benefit)	8,183	4,770	21,232	(130,123)
Interest income	(251)	(732)	(368)	(1,253)
Interest expense	3,067	2,900	6,319	5,785
Other	(2)	—	(14)	(15)
Equity in net income from equity investments	(5,799)	(6,351)	(9,426)	(10,659)
Operating Income (GAAP)	$18,425	$17,257	$52,243	$49,751
Adjustments:
Depreciation and amortization	28,269	26,859	54,770	53,598
Impairments/losses on retirements of long-lived assets	374	195	404	1,357
Other Non-GAAP adjustments (1)	(891)	111	(733)	216
Cash distributions from equity investments	5,600	6,375	9,850	11,625
Adjusted EBITDA (non-GAAP)	$51,777	$50,797	$116,534	$116,547
(1) Other Non-GAAP adjustments include:

i.
2017 adjustments for the three and six month periods relate to a legal settlement of approximately $1.0 million, offset by costs associated with the The ISM Raceway Project of approximately $0.1 million and $0.2 million, respectively; and

ii.	2018 adjustments for the three and six month periods relate to costs associated with The ISM Raceway Project of approximately $0.1 million and $0.2 million, respectively.

Comparison of the Results for the Three and Six Months Ended May 31, 2018 to the Results for the Three and Six Months Ended May 31, 2017.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2018	May 31, 2017	May 31, 2018
	(Unaudited)
REVENUES:
Admissions, net	17.3%	15.0%	19.1%	17.6%
Motorsports and other event related	74.0	77.7	72.1	74.6
Food, beverage and merchandise	5.8	4.0	6.0	4.6
Other	2.9	3.3	2.8	3.2
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	29.2	29.2	24.7	25.0
Motorsports and other event related	21.0	26.0	19.4	22.0
Food, beverage and merchandise	4.4	3.0	4.2	3.4
Other operating expenses	0.4	0.6	0.3	0.7
General and administrative	16.5	15.4	17.1	16.2
Depreciation and amortization	17.1	15.6	17.5	16.7
Losses on asset retirements	0.2	0.1	0.1	0.5
Total expenses	88.8	89.9	83.3	84.5
Operating income	11.2	10.1	16.7	15.5
Interest income	0.2	0.4	0.1	0.4
Interest expense	(1.9)	(1.7)	(2.0)	(1.8)
Equity in net income from equity investments	3.5	3.7	3.0	3.3
Other	0.0	0.0	0.0	0.0
Income before income taxes	13.0	12.5	17.8	17.4
Income tax expense (benefit)	5.0	2.8	6.8	(40.6)
Net income	8.0%	9.7%	11.0%	58.0%
Comparability of results for the three and six months ended May 31, 2018 to the same period in fiscal 2017 was impacted by the following:

•	In the first quarter of fiscal 2017, we hosted the Ferrari World Finals at Daytona International Speedway, for which there was no comparable event in fiscal 2018;

•
In the second quarter of fiscal 2018, we hosted the Country 500 music festival at Daytona, whereby due to certain changes in contractual agreements, a higher amount of event revenues and expenses was recorded in fiscal 2018 as compared to fiscal 2017. Concessions revenue and expense were recorded similarly for both periods. Overall attendance and concession sales in fiscal 2018 were significantly impacted by tropical storm Alberto, prior to, and during, the event;

•
For the three and six months ended May 31, 2018, we received lease rents, and incurred operating expenses, related to ONE DAYTONA as a result of certain tenants commencing operations in the period, for which there was no comparable activity in the same periods of fiscal 2017 (see "ONE DAYTONA");

•	During the three months ended May 31, 2018, we recognized $1.8 million of revenue related to insurance proceeds. There was no comparable activity in fiscal 2017;

•
During the three months ended May 31, 2017, we received a favorable settlement relating to certain facility operations of approximately $1.0 million, or $0.01 per diluted share. There was no comparable activity in fiscal 2018;

•
During the three and six months ended May 31, 2018, we recognized approximately $0.1 million and $0.2 million, or less than $0.01 per diluted share for both periods, respectively, in non-recurring costs that are included in general and administrative expense related to The ISM Raceway Project. During the three and six months ended May 31, 2017, we recognized approximately $0.1 million and $0.2 million, or less than $0.01 per diluted share for both periods, respectively, in similar costs that are included in general and administrative expense related to The ISM Raceway Project;

•
During the three and six months ended May 31, 2018, we recognized approximately $0.3 million and $1.2 million, or $0.01 per diluted share and $0.02 per diluted share, respectively, of accelerated depreciation due to shortening the service lives of certain assets associated with The ISM Raceway Project and other capital improvements including the infield at Richmond. During the three and six months ended May 31, 2017, we recognized $2.0 million and $2.7 million, or $0.03 per diluted share and $0.04 per diluted share, respectively, of similar costs associated with The ISM Raceway Project;

•
During the three and six months ended May 31, 2018, we recognized approximately $0.1 million and $1.2 million, or less than $0.01 per diluted share and $0.02 per diluted share, respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with facility optimization initiatives and ONE DAYTONA. During the three and six months ended May 31, 2017, we recognized $0.3 million, or less than $0.01 per diluted share, primarily attributable to demolition and/or asset relocation costs in connection with The ISM Raceway Project;

•
During the three and six months ended May 31, 2018, we capitalized approximately $0.8 million and $1.7 million, or $0.02 per diluted share and $0.03 per diluted share, respectively, of interest, primarily relating to The ISM Raceway Project, and to a lesser extent, ONE DAYTONA. For the three and six months ended May 31, 2017, approximately $0.8 million and $1.4 million, or $0.01 per diluted share and $0.02 per diluted share, respectively, of interest was capitalized in association with ONE DAYTONA and The ISM Raceway Project; and

•
During the three and six months ended May 31, 2018, our effective tax rate decreased primarily a result of tax legislation associated with the Tax Cuts and Jobs Act, and, to a lesser extent one-time cumulative reductions to certain state tax liabilities. Additionally, in the first quarter of fiscal 2018, we recorded approximately $143.9 million, or $3.25 per diluted share, of a non-recurring, non-cash income tax benefit related to the Tax Cuts and Jobs Act (see "Note 11 - Income Taxes).

Admissions revenue decreased by approximately $3.0 million and $3.8 million, or approximately 10.4 percent and 6.3 percent, during the three and six months ended May 31, 2018, respectively, as compared to the same periods of the prior year.

•
The decrease in the current three month period is substantially due to lower attendance and admissions for NASCAR and other events held during the period, some of which were impacted by inclement weather and, and in the case of ISM Raceway, construction; and

•
The decrease in the six month period is substantially due to the lower attendance and admissions for supporting events held during Daytona Speedweeks, the aforementioned events held in the current three month period, and the aforementioned Ferrari World Finals. Partially offsetting the reduction in admissions revenue were increased admissions and attendance for the Rolex 24 At DAYTONA. Admissions for the DAYTONA 500 were comparable to prior year due to the event's third consecutive sellout.

Motorsports and other event related revenue increased approximately $11.0 million and $13.3 million, or approximately 9.0 percent and 5.9 percent, during the three and six months ended May 31, 2018, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is partially due to increases in television broadcast revenue of approximately $3.2 million. Also contributing to the period increase were approximately $3.9 million of revenues associated with the aforementioned music festival held during the period, increases in sponsorship and hospitality revenues of approximately $2.8 million, and other motorsports related revenues totaling approximately $1.1 million; and

•
The increase in the six month period is substantially due to increases in television broadcast revenue of approximately $5.5 million. Also contributing to the period increase were approximately $3.9 million of revenues associated with the aforementioned music festival, increases in sponsorship and hospitality revenues of approximately $2.9 million, and other motorsports related revenues totaling approximately $2.0 million. Partially offsetting these increases were decreases in track rental revenues of approximately $0.6 million and sponsorship revenues of approximately $0.4 million related to the aforementioned Ferrari World Finals.

Food, beverage and merchandise revenue decreased approximately $2.6 million and $3.8 million, or 27.4 percent and 20.4 percent, during the three and six months ended May 31, 2018, respectively, as compared to the same periods of the prior year.

•
The decrease in the current three month period is predominately due to the aforementioned lower attendance for certain NASCAR, and other events for the period, including the aforementioned music festival held at Daytona, resulting in decreased concessions sales and merchandise rights fees of approximately $2.1 million, and lower catering revenues of approximately $0.6 million; and

•
The decrease in the six month period is substantially due to decreased concessions and catering revenues of approximately $1.9 million and $1.6 million, respectively, from the aforementioned lower attendance for certain NASCAR, and other events. Included in the period's concessions and catering reductions were approximately $0.1 million and $0.9 million, respectively, related to the aforementioned Ferrari World Finals.

Other revenue increased approximately $1.0 million and $1.6 million, or 20.8 percent and 18.4 percent, during the three and six months ended May 31, 2018, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is predominately due to insurance proceeds of approximately $1.8 million, offset by the receipt of a favorable settlement relating to certain facility operations of approximately $1.0 million in fiscal 2017. Also contributing to the increase was approximately $0.6 million related to lease revenue from ONE DAYTONA as new tenants opened in fiscal 2018. Partially offsetting the increase was approximately $0.4 million related to the reduction of revenue from a business unit where its revenue generating assets were sold; and

•
The increase in the six month period is predominately due to the receipt of insurance proceeds of approximately $1.8 million, offset by the receipt of a favorable settlement relating to certain facility operations of approximately $1.0 million in fiscal 2017. Also contributing to the increase was approximately $1.5 million related to lease revenue from ONE DAYTONA as new tenants opened in fiscal 2018. Partially offsetting the increase was approximately $0.5 million related to the reduction of revenue from a business unit where its revenue generating assets were sold.

NASCAR Event Management ("NEM") fees increased approximately $1.9 million and $2.8 million, or 4.0 percent and 3.6 percent, for the three and six months ended May 31, 2018, respectively, as compared to the same periods of the prior year. The increase in contracted NEM fees during the current three and six month periods include approximately $0.9 million and $1.5 million, respectively, attributable to the increase in television broadcast rights fees.
Motorsports and other event related expenses increased approximately $9.9 million and $9.9 million, or 28.4 percent and 16.2 percent, for the three and six months ended May 31, 2018, respectively, as compared to the same periods of the prior year.

•
The increase in the current three months period is predominately due to increased costs of approximately $6.8 million related to the aforementioned music festival. Also contributing to the increase were approximately $2.0 million of costs related to equipment rentals used to enhance the guest experience during certain NASCAR and other events held during the period, which drove increased motorsports and other event revenues, and approximately $1.0 million of other event related expenses, associated with certain NASCAR and other events held during the period;

•
The increase in the six month period is predominately due to the aforementioned music festival, as well as increases of approximately $3.7 million of costs related to equipment rentals, used to enhance the guest experience during certain NASCAR and other events held during the period, which drove increased motorsports and other event revenues. Partially offsetting the increase in the period were decreases of approximately $0.3 million of event related expenses associated with certain NASCAR and other events held during the period and $0.3 million of labor and purchased services related to the aforementioned Ferrari World Finals; and

•
Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased for the three and six months ended May 31, 2018 to approximately 28.1 percent and 23.9 percent, respectively, as compared to 23.0 percent and 21.3 percent, respectively, for the same periods in the prior year. The increase in both periods is predominately due to the aforementioned music festival.

Food, beverage and merchandise expense decreased approximately $2.0 million and $2.4 million, or 28.2 percent and 18.4 percent during the three and six months ended May 31, 2018, respectively, as compared to the same periods of the prior year.

•
The decrease in the current three month period is primarily due to lower concessions and catering expenses of approximately $2.0 million, related to the aforementioned lower food, beverage and merchandise revenues, for certain NASCAR and other events, in the period, which includes $0.8 million related to the aforementioned music festival;

•
The decrease in the six month period is primarily due to lower concessions and catering expenses of approximately $1.8 million, related to the aforementioned lower food, beverage and merchandise revenues, for certain NASCAR and other events, in the period, which includes $0.8 million related to the aforementioned music festival. Also contributing to the decrease were catering and concessions of approximately $0.6 million related to the aforementioned Ferrari World Finals;

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased slightly to approximately 75.3 percent for the three months ended May 31, 2018, compared to 76.1 percent for the same period in the prior year. The increase in margin is predominately a result of a reduction in external rights fees, related to the aforementioned music festival; and

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 72.9 percent for the six months ended May 31, 2018, compared to approximately 71.1 percent for the same period in the prior year. The reduction in margin for the period is predominately due to the aforementioned Ferrari World Finals, slightly offset by the reduction in external rights fees, related to the aforementioned music festival.

Other operating expense increased approximately $0.4 million and $1.4 million, or 58.2 percent and 161.9 percent, during the three and six months ended May 31, 2018, respectively, as compared to the same periods of the prior year.

•	The increase in the three and six month periods is predominately due ONE DAYTONA as new tenants opened in fiscal 2018 and increased operations began to come online.
General and administrative expenses decreased approximately $1.0 million and $1.6 million, or 3.5 percent and 2.9 percent, during the three and six months ended May 31, 2018, respectively, as compared to the same period of the prior year.

•
The decrease in the current three month period is primarily due to favorable reductions of property taxes of approximately $1.2 million and certain administrative costs of approximately $0.4 million, partially offset by increases in consulting, maintenance and other purchased services of approximately $0.6 million;

•
The decrease in the six month period is primarily due to favorable reductions of property, and other, taxes of approximately $1.4 million and certain administrative costs of approximately $0.6 million, partially offset by increases in consulting, maintenance and other purchased services of approximately $0.4 million; and

•
General and administrative expenses as a percentage of total revenues decreased for the three and six months ended May 31, 2018, to 15.3 percent and 16.2 percent, respectively, as compared to 16.5 percent and 17.1 percent, respectively, for the same periods in the prior year. The increased margin for the periods is predominately due to the aforementioned favorable reductions in certain taxes.

Depreciation and amortization expense decreased approximately $1.4 million and $1.2 million, or 5.0 percent and 2.1 percent, during the three and six months ended May 31, 2018, respectively.

•
The decrease in the current three month period is primarily due to approximately $1.8 million of lower accelerated depreciation associated with The ISM Raceway Project, and approximately $0.4 million related to assets that have been fully depreciated, or removed from service, as compared to the same period in the prior year. Partially offsetting the decrease is approximately $0.8 million related to assets placed in service, of which approximately $0.6 million relates to ONE DAYTONA, as compared to the same period in the prior year; and

•
The decrease in the six month period is primarily due to approximately $1.9 million of lower accelerated depreciation associated with The ISM Raceway Project, and approximately $0.6 million related to assets that have been fully depreciated, or removed from service, as compared to the same period in the prior year. Partially offsetting the decrease is approximately $1.3 million related to assets placed in service, of which approximately $1.0 million relates to ONE DAYTONA, as compared to the same period in the prior year.

Losses on retirements of long-lived assets decreased approximately $0.2 million and increased approximately $1.0 million, for the three and six months ended May 31, 2018, respectively, as compared to the same periods of the prior year.

•
The decrease in the three months ended May 31, 2018 is predominately related to approximately $0.3 million of demolition costs related to The ISM Raceway Project in fiscal 2017, for which there were no comparable costs in the current period. Partially offsetting the decrease was approximately $0.1 million related to capacity and facility optimization initiatives; and

•
The increase in the six months ended May 31, 2018 is predominately related to approximately $1.3 million related to capacity and facility optimization initiatives. Partially offsetting the increase was approximately $0.3 million of demolition costs related to The ISM Raceway Project in fiscal 2017, for which there were no comparable costs in the current period.

Interest income increased for the three and six months ended May 31, 2018 by approximately $0.5 million and $0.9 million, respectively, as compared to the same periods of the prior year. The increase is primarily due to higher interest rates received on cash deposits, and to a lesser extent, a slightly higher average cash balance for the comparable periods.
Interest expense during the three and six months ended May 31, 2018, decreased approximately $0.2 million and $0.5 million, respectively, as compared to the same periods of the prior year, primarily related to higher capitalized interest related to The The ISM Raceway Project, partially offset by lower capitalized interest related to ONE DAYTONA.
Equity in net income from equity investments substantially represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway, and to a lesser extent, our 33.25 percent equity investment in the Fairfield Inn Hotel at ONE DAYTONA (see “Equity and Other Investments”). During the three and six months ended May 31, 2018, equity in net income from equity investments increased approximately $0.6 million and $1.2 million, or 9.5 percent and 13.1 percent, respectively, as compared to the same periods of the prior year.

•
The increase in the three months ended May 31, 2018 is predominately related to higher operating profits of approximately $0.4 million from the Hollywood Casino at Kansas Speedway. Also contributing to the increase was approximately $0.1 million related to the Fairfield Inn Hotel at ONE DAYTONA, for which there was no comparable activity in the same period of the prior year; and

•
The increase in the six months ended May 31, 2018 is primarily related to lower depreciation expense as a result of certain assets becoming fully depreciated and approximately $0.5 million higher operating profits from the Hollywood Casino at Kansas Speedway. Also contributing to the increase was approximately $0.1 million related to the Fairfield Inn Hotel at ONE DAYTONA, for which there was no comparable activity in the same period of the prior year.

Our effective income tax rate was approximately 22.2 percent and (232.8) percent for the three and six months ended May 31, 2018, respectively, as compared to 38.2 percent and 38.1 percent, respectively, for the same periods of the prior year. The decrease in the three and six month periods primarily relates to a reduction in the corporate Federal income tax rate, and to a lesser extent, one-time cumulative reductions in certain state tax liabilities. Additionally, the six month period reflects a one-time non-cash material reduction in our deferred income tax liability associated with new tax legislation, (see “Note 11 - Income Taxes”).
As a result of the foregoing, net income for the three and six month period ending May 31, 2018, as compared to the same period in prior year, reflected an increase of approximately $3.4 million and $151.5 million, or $0.09 per diluted share and $3.44 per diluted share, respectively.
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

	November 30, 2017	May 31, 2018
	(Unaudited)
Cash and cash equivalents	$256,702	$327,133
Working capital	240,027	231,121
Total debt	259,466	259,138
At May 31, 2018, our working capital was primarily supported by our cash and cash equivalents totaling approximately $327.1 million, an increase of approximately $70.4 million from November 30, 2017.

Significant cash flow items during the six months ended May 31, 2017 and 2018, respectively, are as follows (in thousands):

	May 31, 2017	May 31, 2018
	(Unaudited)
Net cash provided by operating activities (1)	$106,362	$141,475
Capital expenditures (2)	(40,568)	(65,019)
Distribution from equity investee (3)	9,850	11,625
Net payments related to long-term debt	(444)	(473)
Reacquisition of previously issued common stock (4)	(17,323)	(7,175)
(1) The increase in net cash provided by operating activities, during the six months ended May 31, 2018, as compared to the same period in the prior year, was primarily driven by lower estimated tax payments as a result of the Tax Cut and Jobs Act of 2017 (see "Income Taxes").
(2) Capital expenditures are predominately due to The ISM Raceway Project, Richmond Raceway and ONE DAYTONA for fiscal years 2017 and 2018 (see "Capital Expenditures").
(3) Distributions from equity investee, consist of amounts received as distribution from their profits, included in net cash provided by operating activities, and returns of capital, included in net cash used from investing activities, as detailed in our statement of cash flows.
(4) Amount relates to reacquisition of previously issued common stock (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds").
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2018, we have approximately $293.2 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
Allocation of capital is driven by our long-term strategic planning and initiatives that encompass our mission, vision and values. Our primary uses of capital are to maintain modest debt levels that are consistent with our current investment grade debt rating from Standard and Poor’s. We will invest in our facilities to improve the guest experience and we will make investments in strategic projects that complement our core business and provide value for our shareholders, all of which are balanced with returning capital to our shareholders through share repurchases and dividends.
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
We operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021. This allocation will fund a reinvestment at ISM Raceway, as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  In fiscal 2017 we began the redevelopment of ISM Raceway (see “The ISM Raceway Project Powered by DC Solar”) and the infield at Richmond (see "Richmond Raceway") with completion for both projects targeted in late fiscal 2018, therefore, we expect spending for capital expenditures under this plan to be somewhat front-loaded.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return of this invested capital in the low-to-mid single digits;

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

•
Return of capital to shareholders through dividends and share repurchases is a significant pillar of our capital allocation. In fiscal 2018 we increased our dividend approximately 9.3 percent to $0.47 per share. We expect dividends to increase in fiscal 2019 and beyond, by approximately four to five percent annually. Concerning share repurchases, for the six months ended May 31, 2018, we repurchased 156,241 shares of ISCA on the open market at a weighted average share price of $41.08 for a total of approximately $6.4 million. At May 31, 2018, we had approximately $165.2 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan; and

•
For fiscal 2017 through 2021 we expect our return of capital program to be approximately $280.0 million, comprised of close to $100.0 million in total annual dividends and the balance being open market repurchase of ISCA shares over the five year period. At this time we expect this spending to be evenly allocated per year, although we will scale the repurchase program to buy opportunistically.

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
Capital expenditures for projects, including those related to The ISM Raceway Project and ONE DAYTONA, were approximately $65.0 million for the six months ended May 31, 2018. In comparison, we spent approximately $40.6 million on capital expenditures for projects for the same period in fiscal 2017. For fiscal 2018, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $120.0 million and $130.0 million for existing facilities, including The ISM Raceway Project and Richmond Raceway projects, and an additional approximate $20.0 million in capital expenditures related to construction for ONE DAYTONA.
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
Our cash position and future liquidity has been further enhanced by the following:

•
In fiscal 2017, we recorded a non-recurring tax benefit of approximately $48.2 million related to the worthlessness of ISC's investment in Motorsports Authentics ("MA") (see "Note 11 - Income Taxes"). As a result, our cash position improved approximately $24.6 million as of fiscal 2017. In the second quarter of fiscal 2018, we received a refund of estimated payments made during 2017 of approximately $19.8 million.  The balance of approximately $3.8 million will be received in subsequent periods; and

•
In December 2017, Congress passed the Tax Cut and Jobs Act ("Tax Act"). We expect the Tax Act to favorably impact our future liquidity, primarily a result of the lower single corporate tax rate from 35.0 percent to 21.0 percent, which will lower our effective tax rate and annual tax liability. Additionally, the Tax Act provides for 100.0 percent expensing of certain capital investments through 2022 (see "Note 11 - Income Taxes"). We will continue to evaluate the details of the Tax Act and the impact on ISC.

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
ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed-use and entertainment destination across from Daytona International Speedway, which has crafted a strategy that will create synergy with Daytona International Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis. Complimenting ONE DAYTONA is the retail property adjacent to the development, known as the Shoppes at ONE DAYTONA.
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
The RD&E component of phase one is owned 100.0 percent by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We expect cash spent to be approximately $95.0 million in fiscal 2016 through 2019 on the RD&E component of ONE DAYTONA’s first phase. Other sources of funding towards the overall ONE DAYTONA project will include the public incentives discussed below and land contributed to the joint ventures associated with the project. In September 2016, we announced VCC had been selected as general contractor to oversee construction of the RD&E component of phase one including Victory Circle and the parking garage. VCC has an outstanding national reputation for quality and a proven track record leading and managing the development and construction of some of the country’s most engaging mixed-use developments.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 145-room full service Autograph Collection hotel at ONE DAYTONA that will be known as "The DAYTONA", as well as a 105-room select-service Fairfield Inn & Suites by Marriott. The Fairfield Inn and Suites opened in December 2017, while The DAYTONA is currently under construction and expected to be completed in early fiscal 2019. As part of the partnership agreement, our portion of equity will be limited to our land contribution and we will share proportionately in the profits from the joint ventures.
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

In April 2017, our Board approved an additional approximate $12.0 million of capital expenditures to further develop Volusia Point, which was previously purchased in 2011. Volusia Point is our retail property adjacent to ONE DAYTONA and has been re-branded as the Shoppes at ONE DAYTONA ("the Shoppes"). Several new tenants have executed lease agreements in the Shoppes as a result of the revitalization. We expect the improvements to the Shoppes will generate an incremental EBITDA of approximately $1.0 million to the ONE DAYTONA pro-forma through increased square footage and securing tenants for currently vacant spaces (see "GAAP to Non-GAAP Reconciliation - Adjusted EBITDA" for discussion on Non-GAAP financial forward looking measures).
Several new-to-market tenants have already commenced operations at ONE DAYTONA with additional tenants commencing operations throughout fiscal 2018. Bass Pro Shops®, America’s most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, are anchor tenants of ONE DAYTONA. Leasing remains strong and we are expecting to exceed our lease occupancy goals for 2018.
At stabilization in fiscal 2020, we expect this first phase of ONE DAYTONA and the Shoppes to deliver a combined incremental annual revenue and EBITDA of approximately $13.0 million and approximately $10.0 million, respectively, and deliver an unlevered return above our weighted average cost of capital (see "GAAP to Non-GAAP Reconciliation - Adjusted EBITDA" for discussion on Non-GAAP financial forward looking measures).
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of up to $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. The CDD will purchase certain infrastructure assets, and specific easement rights, from ONE DAYTONA. ONE DAYTONA expects to receive approximately $22.0 million of the total incentive amount in cash in fiscal 2018, and the remaining to be received in annual payments derived from a long-term note receivable issued by the CDD, with the first payment of the note receivable expected in fiscal 2019 and the term not to exceed 30 years.
Total capital expenditures for ONE DAYTONA and the Shoppes, excluding capitalized interest and net of anticipated public incentives, are expected to be approximately $107.0 million. From inception, through May 31, 2018, capital expenditures totaled approximately $97.4 million, exclusive of capitalized interest and labor. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we may secure financing for the project upon stabilization. However, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. From inception, through May 31, 2018, we recorded approximately $3.6 million of capitalized interest related to ONE DAYTONA, and expect approximately $3.8 million to be recorded by completion of construction.
Any future phases will be subject to prudent business considerations for which we will provide discrete cost and return disclosures.
The ISM Raceway Project Powered by DC Solar
On November 30, 2016, we announced our Board of Directors approved a multi-year redevelopment project ("The ISM Raceway Project") to elevate the guest experience at ISM Raceway, our 53-year-old motorsports venue. The redevelopment is expected to focus on new and upgraded seating areas, vertical transportation options, new concourses, enhanced hospitality offerings and a re-worked infield experience with a brand-new Fan Zone that offers greater accessibility to pre-race activities. In early 2017, we announced a multi-year partnership with DC Solar that included naming the project 'The ISM Raceway Project Powered by DC Solar' during the redevelopment phase, and in September 2017, we announced a long-term partnership with ISM Connect, a pioneer in smart venue technology, which included naming rights to ISM Raceway. Beginning in fiscal 2018, the venue is now known as ISM Raceway.
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
Construction commenced in early fiscal 2017 and completion is expected in fall of 2018, with components placed in service during the fall of 2017. Based on our current plans for ISM Raceway, we have identified existing assets that are expected to be impacted by the redevelopment and will require accelerated depreciation, totaling between approximately $6.0 million and

$6.5 million in non-cash charges over the approximate 22-month project time span. From inception, through May 31, 2018, we recorded approximately $6.1 million of accelerated depreciation associated with the project.
From inception, through May 31, 2018, we have incurred total capital expenditures related to The ISM Raceway Project, exclusive of capitalized interest and labor, of approximately $90.0 million. Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period.  We estimate that we will record approximately $6.0 million to $6.5 million of capitalized interest from fiscal 2017 through fiscal 2018. From inception, through May 31, 2018, we recorded approximately $2.8 million of capitalized interest related to The ISM Raceway Project.
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
Richmond Reimagined is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The project is expected to cost approximately $30.0 million, which includes maintenance capital, before capitalized interest. Groundbreaking occurred immediately following the Monster Energy NASCAR Cup Series event in September 2017. Based on our current plans for Richmond, we have identified existing assets that are expected to be impacted by the redevelopment and will require accelerated depreciation, or losses on asset retirements, over the project time span. Through May 31, 2018, we recorded approximately $1.2 million of non-cash charges related to accelerated depreciation associated with the project.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2017. During the six months ended May 31, 2018, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2018. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2018.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
March 1, 2018— March 31, 2018
Repurchase program (1)	—	$—	—	$171,585
April 1, 2018 — April 30, 2018
Repurchase program (1)	97,174	$40.90	97,174	$167,610
Employee transactions (2)	—	—	—
May 1, 2018 — May 31, 2018
Repurchase program (1)	59,067	$41.38	59,067	$165,166
Employee transactions (2)	21,664	$41.10
	177,905		156,241

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

Since inception of the Plan through May 31, 2018, we have purchased 9,857,642 shares of our Class A common shares, for a total of approximately $364.8 million. We purchased 156,241 shares of its Class A common shares during the six months ended May 31, 2018, at an average cost of approximately $41.08 per share (including commissions), for a total of approximately $6.4 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2018, we had approximately $165.2 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	July 9, 2018	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer