Form 10-Q
period 2018-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2018-10-04
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2018
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	❑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	24,443,375 shares	As of August 31, 2018
Class B Common Stock	19,664,319 shares	As of August 31, 2018

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED August 31, 2018

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2017	August 31, 2018
		(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$256,702	$278,398
Receivables, less allowance of $1,000 in 2017 and 2018, respectively	37,269	50,365
Income taxes receivable	21,867	9,057
Prepaid expenses and other current assets	9,749	20,356
Total Current Assets	325,587	358,176
Property and Equipment, net of accumulated depreciation of $1,030,410 and $1,102,794, respectively	1,479,743	1,534,213
Other Assets:
Equity investments	86,200	82,647
Intangible assets, net	178,637	178,563
Goodwill	118,400	118,331
Other	19,625	22,796
	402,862	402,337
Total Assets	$2,208,192	$2,294,726
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,854	$3,900
Accounts payable	23,936	38,465
Deferred income	38,521	72,015
Other current liabilities	19,249	17,556
Total Current Liabilities	85,560	131,936

Long-Term Debt	255,612	255,069
Deferred Income Taxes	396,046	263,469
Long-Term Deferred Income	8,251	8,329
Other Long-Term Liabilities	2,801	2,898
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 24,113,778 and 24,075,480 issued and outstanding in 2017 and 2018, respectively	241	241
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,707,104 and 19,664,319 issued and outstanding in 2017 and 2018, respectively	197	197
Additional paid-in capital	430,114	430,921
Retained earnings	1,031,361	1,203,068
Accumulated other comprehensive loss	(1,991)	(1,402)
Total Shareholders’ Equity	1,459,922	1,633,025
Total Liabilities and Shareholders’ Equity	$2,208,192	$2,294,726
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2017	August 31, 2018
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$22,767	$24,365
Motorsports and other event related	94,027	117,405
Food, beverage and merchandise	11,118	12,185
Other	4,028	5,323
	131,940	159,278
EXPENSES:
Direct:
NASCAR event management fees	32,528	44,265
Motorsports and other event related	32,225	37,290
Food, beverage and merchandise	9,109	9,930
Other operating expenses	293	2,523
General and administrative	27,694	26,791
Depreciation and amortization	27,813	26,027
Losses on asset retirements	127	2,181
	129,789	149,007
Operating income	2,151	10,271
Interest income	331	979
Interest expense	(2,832)	(2,551)
Equity in net income from equity investments	4,645	5,790
Other	330	11
Income before income taxes	4,625	14,500
Income tax expense	4,360	2,469
Net income	$265	$12,031

Earnings per share:
Basic	$0.01	$0.27

Diluted	$0.01	$0.27

Basic weighted average shares outstanding	44,482,281	44,110,349

Diluted weighted average shares outstanding	44,491,278	44,118,767

	Nine Months Ended
	August 31, 2017	August 31, 2018
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$82,764	$80,604
Motorsports and other event related	319,861	356,519
Food, beverage and merchandise	29,777	27,041
Other	12,767	15,668
	445,169	479,832
EXPENSES:
Direct:
NASCAR event management fees	109,774	124,310
Motorsports and other event related	93,008	107,932
Food, beverage and merchandise	22,378	20,757
Other operating expenses	1,151	4,770
General and administrative	81,350	78,878
Depreciation and amortization	82,583	79,625
Losses on asset retirements	531	3,538
	390,775	419,810
Operating income	54,394	60,022
Interest income	699	2,232
Interest expense	(9,151)	(8,336)
Equity in net income from equity investments	14,071	16,449
Other	344	26
Income before income taxes	60,357	70,393
Income tax expense (benefit)	25,592	(127,654)
Net income	$34,765	$198,047

Dividends per share	$0.43	$0.47
Earnings per share:
Basic	$0.78	$4.49

Diluted	$0.78	$4.48

Basic weighted average shares outstanding	44,799,734	44,154,848

Diluted weighted average shares outstanding	44,812,102	44,165,955
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	August 31, 2017	August 31, 2018
	(Unaudited)
	(In Thousands)
Net income	$265	$12,031
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $103 and $70, respectively	167	200
Comprehensive income	$432	$12,231

	Nine Months Ended
	August 31, 2017	August 31, 2018
	(Unaudited)
	(In Thousands)
Net income	$34,765	$198,047
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $310 and $223, respectively	501	589
Comprehensive income	$35,266	$198,636

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2017	$241	$197	$430,114	$1,031,361	$(1,991)	$1,459,922
Activity 12/1/17 — 8/31/18:
Net income	—	—	—	198,047	—	198,047
Comprehensive income	—	—	—	—	589	589
Cash dividend ($0.47 per share)	—	—	—	(20,738)	—	(20,738)
Exercise of stock options	1	—	991	—	—	992
Reacquisition of previously issued common stock	(2)	—	(1,736)	(5,602)	—	(7,340)
Other	1	—	(891)	—	—	(890)
Stock-based compensation	—	—	2,443	—	—	2,443
Balance at August 31, 2018	$241	$197	$430,921	$1,203,068	$(1,402)	$1,633,025
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2017	August 31, 2018
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$34,765	$198,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,583	79,625
Stock-based compensation	2,508	2,443
Amortization of financing costs	1,263	996
Deferred income taxes	(1,511)	(132,800)
Income from equity investments	(14,071)	(16,449)
Distribution from equity investee	14,936	17,323
Loss on retirements of long-lived assets, non-cash	531	3,538
Other, net	(211)	(339)
Changes in operating assets and liabilities:
Receivables, net	(9,789)	(13,096)
Prepaid expenses and other assets	(12,484)	(13,516)
Accounts payable and other liabilities	(8,792)	(2,697)
Deferred income	47,463	33,572
Income taxes	(2,846)	12,811
Net cash provided by operating activities	134,345	169,458
INVESTING ACTIVITIES
Capital expenditures	(77,559)	(122,180)
Distribution from equity investee	4,164	2,679
Equity investments and advances to affiliate	(147)	—
Proceeds from sale of assets	344	430
Other, net	(13)	—
Net cash used in investing activities	(73,211)	(119,071)
FINANCING ACTIVITIES
Payment of long-term debt	(672)	(715)
Deferred financing fees	(244)	—
Exercise of Class A common stock options	528	992
Cash dividend paid	(19,241)	(20,738)
Reacquisition of previously issued common stock	(36,350)	(8,230)
Net cash used in financing activities	(55,979)	(28,691)
Net increase in cash and cash equivalents	5,155	21,696
Cash and cash equivalents at beginning of period	263,727	256,702
Cash and cash equivalents at end of period	$268,882	$278,398
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2018
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2017, and 2018, are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU" or "Update") No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is continuing to evaluate the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and currently, intends to adopt with a cumulative adjustment, if any, as of the date of adoption. The Company will adopt the provisions of this statement in the first quarter of fiscal 2019.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31, 2017 and 2018, respectively (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2018	August 31, 2017	August 31, 2018
Numerator:
Net income	$265	$12,031	$34,765	$198,047
Denominator:
Weighted average shares outstanding	44,482,281	44,110,349	44,799,734	44,154,848
Effect of dilutive securities	8,997	8,418	12,368	11,107
Diluted weighted average shares outstanding	44,491,278	44,118,767	44,812,102	44,165,955

Basic earnings per share	$0.01	$0.27	$0.78	$4.49

Diluted earnings per share	$0.01	$0.27	$0.78	$4.48

Anti-dilutive shares excluded in the computation of diluted earnings per share	42,486	26,849	58,084	40,715
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
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of August 31, 2017 and 2018, respectively. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $4.6 million and $5.7 million for the three months ended August 31, 2017 and 2018, respectively, and approximately $14.1 million and $16.3 million for the nine months ended August 31, 2017 and 2018, respectively, and is included in Equity in net income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the nine months ended August 31, 2017 and 2018, totaling approximately $19.1 million and $19.8 million, respectively, consist of approximately $14.9 million and $17.2 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on the Company's consolidated statement of cash flows. The remaining approximately $4.2 million and $2.6 million received, for the nine months ended August 31, 2017 and 2018, were recognized as a return of capital from investing activities on the Company's consolidated statement of cash flows.
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

As per the partnership agreement, our 33.25 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in the Fairfield as an equity investment in its consolidated financial statements as of August 31, 2018. The Company's 33.25 percent portion of the Fairfield’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $0.1 million and $0.2 million, for the three and nine months ended August 31, 2018, respectively, and is included in net income from equity investments in the Company's consolidated statements of operations. There were de minimis administrative costs included in the Company's consolidated statements of operations for the three and nine months ended August 31, 2017, respectively.
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
As per the partnership agreement, our 34.0 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in The DAYTONA as an equity investment in the Company's consolidated financial statements as of August 31, 2018. The Company's 34.0 percent portion of The DAYTONA’s net loss, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, from inception, through August 31, 2018 primarily consists of de minimis administrative costs that are included in net income from equity investments in the Company's consolidated statements of operations. There were no comparable transactions recorded in the Company's consolidated statements of operations in the same period of fiscal 2017.
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate the residential component of the ONE DAYTONA project. The joint venture is structured similarly to the Fairfield and The DAYTONA joint ventures, where the Company's share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. As of August 31, 2018, no contributions have been made towards the residential component of the ONE DAYTONA project.

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	98	22
Total amortized intangible assets	120	98	22
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	802	—	802
Total non-amortized intangible assets	178,615	—	178,615
Total intangible assets	$178,735	$98	$178,637

	August 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	100	20
Total amortized intangible assets	120	100	20
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	730	—	730
Total non-amortized intangible assets	178,543	—	178,543
Total intangible assets	$178,663	$100	$178,563
The decrease of approximately $0.1 million in the net carrying amount of non-amortized intangible assets, for the three and nine months ended August 31, 2018, as compared to the fiscal year ended November 30, 2017, is primarily due to the sale of certain business operations.
The following table presents current and expected amortization expense of the existing intangible assets for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2018	$2
Remaining estimated amortization expense for the year ending November 30:
2018	$0
2019	2
2020	2
2021	2
2022 and thereafter	14
There were no changes in the carrying value of goodwill during the three months ended August 31, 2018. During the nine months ended August 31, 2018, the Company sold certain revenue generating assets, some of which had goodwill associated to them. As a result of the transaction, the carrying value of goodwill was reduced by approximately $0.1 million.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2017		August 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(159)	$65,000	$(121)
3.95 percent Senior Notes	100,000	(286)	100,000	(254)
6.25 percent Term Loan	46,975	—	46,260	—
TIF bond debt service funding commitment	49,368	(1,432)	49,408	(1,324)
Revolving Credit Facility	—	—	—	—
	261,343	(1,877)	260,668	(1,699)
Less: current portion	4,091	(237)	4,137	(237)
	$257,252	$(1,640)	$256,531	$(1,462)
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2018, the Company was in compliance with its various restrictive covenants. At August 31, 2018, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2018, the Company was in compliance with its various restrictive covenants. At August 31, 2018, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At August 31, 2018, the outstanding principal on the 6.25 percent Term Loan was approximately $46.3 million.
At August 31, 2018, outstanding taxable special obligation revenue (“TIF”) bond, in connection with the financing of Kansas Speedway, totaled approximately $49.4 million, net of the unamortized discount, which is comprised of a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bond is repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2016 Credit Facility”), contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. In August 2018, the Company entered into the second, of its two available, 1-year extension options, extending the maturity to September 2023. Interest accrues, at the

Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of August 31, 2018, the Company was in compliance with its various restrictive covenants. At August 31, 2018, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $1.4 million, have been deferred and are included in other assets as of August 31, 2018.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
Total interest expense incurred by the Company for the three and nine months ended August 31, 2017 and 2018, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2018	August 31, 2017	August 31, 2018
Interest expense	$3,904	$3,848	$11,792	$11,550
Less: capitalized interest	1,072	1,297	2,641	3,214
Net interest expense	$2,832	$2,551	$9,151	$8,336
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
At August 31, 2018, the Company had money market funds totaling approximately $234.6 million which are included in cash and cash equivalents in its consolidated balance sheet. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $272.7 million compared to the carrying amount of approximately $261.3 million and approximately $266.1 million compared to the carrying amount of approximately $260.7 million at November 30, 2017 and August 31, 2018, respectively.
The Company had no financial instruments that used level 3 inputs as of August 31, 2018.
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

Since inception of the Stock Purchase Plan, through August 31, 2018, the Company has purchased 9,879,300 shares of its Class A common shares, for a total of approximately $365.8 million. The Company purchased 177,899 shares of its Class A common shares during the nine months ended August 31, 2018, at an average cost of approximately $41.26 per share (including commissions), for a total of approximately $7.3 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2018, the Company had approximately $164.2 million remaining repurchase authority under the current Stock Purchase Plan.

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
In July 2018, the Company awarded and issued a total of 6,048 restricted shares of the Company’s Class A common shares to certain non-employee directors, under the 2017 Plan. The shares of restricted stock awarded in July 2018, vest at the rate of 100.0 percent on the one year anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $44.70 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing this stock-based compensation on these restricted shares awarded on the straight-line method over the requisite service period.

10. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2017	August 31, 2018
Terminated interest rate swap, net of tax benefit of $1,345 and $1,122, respectively	$(1,991)	$(1,402)
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
During the first quarter of fiscal 2018, as a result of the Tax Act, the Company incurred a material, non-cash reduction of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $143.9 million primarily due to the Federal income tax rate reduction from 35.0 percent to 21.0 percent. In the third quarter of fiscal 2018, the Company recorded an additional $1.2 million reduction of its deferred income tax liabilities and income tax benefit as a result of the aforementioned Federal income tax rate reduction. The Company is still analyzing certain aspects of the Tax Act and is refining its calculations, which could potentially affect the provisional measurement of these balances.
The Company's effective income tax rate was approximately 17.0 percent and (181.3) percent for the three and nine months ended August 31, 2018, respectively, and approximately 94.3 percent and 42.4 percent for the three and nine months ended August 31, 2017, respectively.

The decrease in the effective income tax rate for the three and nine months ended August 31, 2018, as compared to the same periods in the prior year, is substantially due to the material income tax benefit and income tax rate reduction associated with the Tax Cuts and Jobs Act of 2017, including the aforementioned reduction in deferred income tax liability. Also contributing to the decrease in the effective tax rate for fiscal 2018, as compared to the statutory income tax rate, were reductions in certain state tax rates. In the third quarter of fiscal 2017, the Company impaired a deferred tax asset of approximately $2.1 million, resulting in a charge to income tax expense.

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
NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 74.2 percent of the combined voting power of the outstanding stock of the Company, as of August 31, 2018, and some members of which serve as directors and officers of the Company.
On April 27, 2018 NASCAR announced that it is purchasing the assets of ARCA. ARCA has sanctioned four races at ISC facilities in 2018. One ARCA race will run at Kansas Speedway in the fourth quarter of 2018.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The Company, as the promoter, records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $59.1 million and $80.1 million for the three months ended August 31, 2017 and 2018, respectively, and approximately $213.0 million and $240.3 million for the nine months ended August 31, 2017 and 2018, respectively. The Company recorded prize money of approximately $16.4 million and $22.1 million for the three months ended August 31, 2017 and 2018, respectively, and approximately $58.8 million and $66.1 million for the nine months ended August 31, 2017 and 2018, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.

Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted, as well as fees paid to NASCAR for sanctioning and officiating of the events. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $32.5 million and $44.3 million for the three months ended August 31, 2017 and 2018, respectively and approximately $109.8 million and $124.3 million for the nine months ended August 31, 2017 and 2018, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within Kansas Speedway’s boundaries and are not the Company’s obligation. Kansas Speedway Corporation ("KSC"), wholly owned subsidiary of the Company, has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2018, the Unified Government had approximately $0.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $6.3 million at August 31, 2018. At August 31, 2018, there were no amounts drawn on the standby letters of credit.
In September 2018, the Company announced a Comprehensive Ticket and Travel Protection Program that allows guests who purchase a grandstand ticket the ability to exchange tickets for a rescheduled NASCAR event at an ISC facility for a future NASCAR event within the ISC portfolio, certain restrictions apply. Should an event be rescheduled to a different date due to inclement weather, and a guest chooses to take advantage of ISC's Weather Protection Program, revenue related to that grandstand ticket would be deferred until earned, which is when the guest's selected event is conducted. At August 31, 2018, there were no events rescheduled due to inclement weather that would require the deferral of revenues.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2017 and 2018, respectively (in thousands):

	Three Months Ended August 31, 2017
	Motorsports Event	All Other	Total
Revenues	$120,137	$12,169	$132,306
Depreciation and amortization	26,595	1,218	27,813
Operating income (loss)	748	1,403	2,151
Capital expenditures	21,745	15,246	36,991
Total assets	1,645,465	558,265	2,203,730
Equity investments	—	87,510	87,510
	Three Months Ended August 31, 2018
	Motorsports Event	All Other	Total
Revenues	$144,960	$14,824	$159,784
Depreciation and amortization	24,275	1,752	26,027
Operating income (loss)	9,461	810	10,271
Capital expenditures	50,568	6,593	57,161
Total assets	1,693,446	601,280	2,294,726
Equity investments	—	82,647	82,647
	Nine Months Ended August 31, 2017
	Motorsports Event	All Other	Total
Revenues	$421,792	$24,621	$446,413
Depreciation and amortization	78,966	3,617	82,583
Operating income (loss)	55,520	(1,126)	54,394
Capital expenditures	37,985	39,574	77,559
	Nine Months Ended August 31, 2018
	Motorsports Event	All Other	Total
Revenues	$447,412	$33,834	$481,246
Depreciation and amortization	74,505	5,120	79,625
Operating income (loss)	63,445	(3,423)	60,022
Capital expenditures	101,249	20,931	122,180
Intersegment revenues were approximately $0.4 million and $0.5 million for the three months ended August 31, 2017 and 2018, respectively, and approximately $1.2 million and $1.4 million for the nine months ended August 31, 2017 and 2018, respectively.
During the three and nine months ended August 31, 2018, revenues in the All Other segment has increased by approximately $2.7 million and $9.2 million, respectively, as compared to the same periods in the prior year.

•	The increase in the current three month period is predominantly related to lease revenue from ONE DAYTONA, as new tenants opened in fiscal 2018; and

•
The increase in the nine month period is approximately $4.8 million related to lease revenue from ONE DAYTONA, as new tenants opened in fiscal 2018, and approximately $3.3 million due to the music festival held at Daytona, whereby due to certain changes in contractual agreements, a higher amount of event revenues and expenses was recorded in fiscal 2018 as compared to fiscal 2017.

Capital expenditures related to the All Other segment decreased approximately $8.7 million for the three months ended August 31, 2018, and decreased approximately $18.6 million for the nine months ended August 31, 2018, as compared to the same periods in the prior year. The decrease in both periods substantially relates to the construction of ONE DAYTONA nearing its completion.
During the nine months ended August 31, 2018, the Company recognized approximately $1.2 million, of accelerated depreciation, due to the shortening the service lives of certain assets, associated with The ISM Raceway Project and the infield project at Richmond. The Company did not recognize any accelerated depreciation during the three months ended August 31,

2018. During the three and nine months ended August 31, 2017, the Company recognized $2.1 million and $4.7 million, respectively, of similar costs associated with The ISM Raceway Project and the infield project at Richmond.
During the three and nine months ended August 31, 2018, the Company recognized $2.2 million and $3.4 million, respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with ONE DAYTONA and capacity initiatives. During the three and nine months ended August 31, 2017, the Company recognized $0.1 million and $0.3 million, respectively, of similar costs associated with The ISM Raceway Project.

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
Costs related to leasing space in our retail operations, including those at ONE DAYTONA, are included in "Other operating expenses."
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

Revenue Recognition. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. Should an event be rescheduled to a different date due to inclement weather, and a guest choose to take advantage of ISC's Weather Protection Program, revenue related to that grandstand ticket will be deferred until earned, which is when the guest's selected event is conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues.
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

During the nine months ended August 31, 2017, and 2018, we recorded approximately $0.5 million and $3.5 million, respectively, of before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities.
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
As of August 31, 2018, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 79.8 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee, but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $82.6 million at August 31, 2018.
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
Contingent Liabilities. Our determination of the treatment of contingent liabilities in the consolidated financial statements is based on our view of the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside our Company. We accrue a liability if the likelihood of an adverse outcome is probable and the amount of loss is reasonably estimable. We disclose the matter but do not accrue a liability if the likelihood of an adverse outcome is reasonably possible and an estimate of loss is not determinable. Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred.
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
We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of August 31, 2017 and 2018. Our 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes and the joint venture is a disregarded entity for income tax purposes, was approximately $14.1 million and $16.3 million for the nine months ended August 31, 2017 and 2018, respectively, and is included in income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the nine months ended August 31, 2017 and 2018, totaling approximately $19.1 million and $19.8 million, respectively, consist of approximately $14.9 million and $17.2 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on our consolidated statement of cash flows. The remaining approximately $4.2 million and $2.6 million received, for the nine months ended August 31, 2017 and 2018, respectively, was recognized as a return of capital from investing activities on our consolidated statement of cash flows.
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

As per the partnership agreement, our 33.25 percent share of equity will be limited to our non-cash land contribution, and we will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in the Fairfield as an equity investment in our consolidated financial statements as of August 31, 2018. Our 33.25 percent portion of the Fairfield’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, for the nine months ended August 31, 2018, was approximately $0.2 million, and is included in equity in net income from equity investments in our consolidated statements of operations. There were de minimis administrative costs included in our consolidated statements of operations for the nine months ended August 31, 2017.
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
As per the partnership agreement, our 34.0 percent share of equity will be limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. We have accounted for the joint venture in The DAYTONA as an equity investment in our consolidated financial statements as of August 31, 2018. Our 34.0 percent portion of The DAYTONA’s net loss, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, from inception, through August 31, 2018 primarily consists of de minimis administrative costs that are included in net income from equity investments in our consolidated statements of operations. There were no operations included in our consolidated statements of operations in the same period of fiscal 2017.
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate the residential component of the ONE DAYTONA project. The joint venture is structured similarly to the Fairfield and The DAYTONA joint ventures, where our share of equity will be limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. As of August 31, 2018, no contributions have been made towards the residential component of the ONE DAYTONA project.
Income Taxes
Our effective income tax rate was approximately 17.0 percent and (181.3) percent for the three and nine months ended August 31, 2018, respectively, as compared to 94.3 percent and 42.4 percent, respectively, for the same periods of the prior year.
The decrease in the effective income tax rate for the three and nine months ended August 31, 2018, as compared to the same periods in the prior year, is substantially due to the material income tax benefit and income tax rate reduction associated with the Tax Cuts and Jobs Act of 2017, discussed below. Also contributing to the decrease in the effective tax rate for fiscal 2018, as compared to the statutory income tax rate, were reductions in certain state tax rates. In the third quarter of fiscal 2017, the Company impaired a deferred tax asset of approximately $2.1 million, resulting in a charge to income tax expense.
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
During the first quarter of 2018, as a result of the Tax Act, we incurred a material, non-cash reduction of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $143.9 million. In the third quarter of fiscal 2018, the we recorded an additional $1.2 million reduction of its deferred income tax liabilities and income tax benefit as a result of the aforementioned Federal income tax rate reduction.

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
Looking to the future, we believe a healthy, broader U.S. economy, aided by the Tax Cuts and Jobs Act and coupled with ISC and the industry's long-term strategies, will provide an environment for improved profitability. NASCAR secured its broadcast rights through the 2024 season, which benefits our entire industry. Consistent with other major sports properties, broadcast rights represent our largest revenue segment. Growing and extending this contracted revenue will provide us long-term cash flow visibility. Management believes the strategic initiatives and investments we, and the motorsports industry, have undertaken will continue to grow the sport and strengthen the long-term health of our Company.
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
In January 2014, NASCAR announced a new championship format that puts greater emphasis on winning races throughout the season and expanded the playoff field to 16 drivers. For fiscal 2016, the playoff format was expanded to both Xfinity and Camping World Truck series events, qualifying 12 drivers and 8 drivers, respectively. The playoff implements a round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes each race matter even more, de-emphasizes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race.
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
In early fiscal 2017, we announced, as part of our strategic plan and capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), that the ISC Board of Directors approved a project to redevelop the grandstands and infield for Phoenix Raceway, now known as ISM Raceway, following a recent partnership discussed below. The modernization project known as The ISM Raceway Project Powered by DC Solar ("The ISM Raceway Project") (see "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar") is estimated to cost approximately $178.0 million and addresses critical facility maintenance, enhances the fan experience, provides valuable marketing assets for new sponsorship opportunities, and creates updated infield amenities, including the 'ultimate race day INfield fan experience', where fans can view firsthand, drivers and crews setting up their cars before the race. ISM Raceway is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup series weekends, the latter being the second to the last Monster Energy NASCAR Cup Series event in the playoffs. The track is a fan-favorite, unique racetrack configuration in the eleventh largest major media market of the U.S. ISM Raceway is an attractive but competitive marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience, and provide a sustainable financial return. In late September 2017, ISM Raceway and ISM Connect, a pioneer in smart venue technology, announced a multi-year partnership that includes naming rights for the Raceway’s modernized venue, as well as the installation of a groundbreaking digital fan engagement experience. Beginning in fiscal 2018, the venue was re-named ISM Raceway.
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
In September 2018, we announced a Comprehensive Ticket and Travel Protection Program that allows guests who purchase a grandstand ticket the ability to exchange tickets for a rescheduled NASCAR event at an ISC facility for a future NASCAR event within the ISC portfolio. The ISC Weather Protection Program applies to all paid grandstand tickets to NASCAR races at any ISC facility rescheduled to a different date due to inclement weather. The aforementioned, unused grandstand ticket can be exchanged for a same-series ticket of equal or lesser face value based on event and seating location availability, with the exception of the Daytona 500. The Daytona 500 is the most prestigious event in NASCAR. If the Daytona 500 is postponed, Daytona 500 ticket holders may exchange their tickets for any ISC event or the following year’s Daytona 500 event. We believe this initiative will encourage fans to purchase tickets earlier in the sales cycle, providing assurance when planning a ticket purchase. Supplementing the ISC Weather Protection Program, ticket purchasers can take advantage of TicketGuardian's FanShield insurance technology, which offers fans additional protection, for a low additional cost, if unable to attend an event.
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
Through the third quarter of fiscal 2018, admissions revenue declined $6.2 million, or approximately 7.4 percent, for comparable events as compared to the same period in fiscal 2017. In recent years, attendance at NASCAR events has faced stiff headwinds. Recent retirements of top drivers and fan favorites, inclement weather causing delay and/or postponement of events, and a general declining trend in attendance at live sporting events affecting many sports, among others, have attributed to this decline. We believe the aforementioned strategies aimed at improving the guest experience, while attending motorsports events at our facilities and providing guests with several options at a good value, will offset this trend in the future.
Corporate Partnerships
The power of the NASCAR brand, along with its brand/product loyal fan base, creates a highly attractive platform for corporate partnership. In 2018, the participation of FORTUNE 500 companies in NASCAR is greater than in any other sports property, with more than one in four FORTUNE 500 companies investing in NASCAR, and nearly half of the FORTUNE 100 listed companies leveraging NASCAR within their marketing strategy. NASCAR has grown the level of investment from FORTUNE 500 companies year-over-year in five of the last six years, including approximately 28.0 percent since 2008. Big brand sponsors such as Coca-Cola, Mars, FedEx, Anheuser-Busch, McDonald's, PepsiCo, Miller Coors, Mobil 1, and Shell Pennzoil to name a few, continue to align themselves with NASCAR. We anticipate this high-level of corporate interest will continue considering the appealing characteristics of our sport, such as presence in key metropolitan statistical areas, the near year-round event schedule, our impressive portfolio of major motorsports events, and attractive NASCAR fan demographics.
Even as companies demand more return on their marketing dollar, we are focused on delivering an enhanced value proposition through our strategic initiatives. This includes enhanced facilities with more visible sponsor elements, more frequent event activity and diverse content at our facilities, and deeper understanding of, and integration with, our corporate partners' business.
In fiscal 2017, Monster Energy replaced Sprint as only the third sponsor of NASCAR's premiere "Cup" series. The partnership established a new brand identity for NASCAR's premiere racing series that is modern, yet embraces the heritage of NASCAR racing. Monster Energy's first year as NASCAR premiere series entitlement partner was a rousing success and exceeded sponsorship metrics across the board. In April 2018, Monster extended its title sponsorship of NASCAR's premiere Cup series through the end of the 2019 season.
As of August 2018, we have sold all Monster Energy NASCAR Cup race entitlements and all NASCAR Xfinity series entitlements. For fiscal 2018, we have agreements in place for approximately 95.0 percent of our gross marketing partnership revenue target, which grew seven percent more than the 2017 target. This is compared to fiscal 2017 at this time when we had approximately 99.0 percent of our gross marketing partnership revenue target sold and had entitlements for one Monster Energy NASCAR Cup and one NASCAR Xfinity series open or not announced. With the vast majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2018.
In fiscal 2016, we completed the redevelopment of the frontstretch of Daytona International Speedway, "DAYTONA Rising", and secured five long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, Sunoco, and Axalta, all of which meet or exceed ten year relationships. We continue to be pleased with corporate sales organic growth and sales driven by strong corporate demand from DAYTONA Rising. We also expect corporate partnerships to be a significant contributor to the success of The ISM Raceway Project. To date, we secured two long-term partnerships with DC Solar and ISM Connect. DC Solar sponsored the project construction phase and ISM became the Raceway's naming rights partner (see "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar"). The longer deal terms provide solid long-term contracted income visibility, allows our sales team to focus on incremental revenue generation and allows our partners more time to benefit from sponsor activation.
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
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 84 million television households; and in 2017, broadcasted 6 live Monster Energy NASCAR Cup point events and 10 NASCAR Xfinity events. NASCAR content is among the highest rated programming on Fox Sports 1.
On January 2, 2012, NBC Sports Network (NBCSN) was re-branded to align NBC owned sports channels with its NBC sports division. In fiscal 2017, NBCSN broadcasted 13 Monster Energy NASCAR Cup events and 14 NASCAR Xfinity events, which represented some of the highest rated programming for NBCSN.
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
As of September 23, 2018, there have been 28 NASCAR Monster Energy Cup Series point events run - the most recent being the Federated Auto Parts 400 on September 22, at Richmond Raceway. Viewership trends for major sporting events on linear television broadcast is rapidly changing, with mixed results and many experiencing declines. The NBA playoffs saw increases year-over-year, but the finals series viewership were down versus prior year. The NHL playoffs saw favorable results, but the season had the lowest viewership since the 2010-2011 season. Consistent with this trend, the NASCAR Cup Series year-over-year television ratings versus the same events last year are down approximately 20.0 percent, through the first 28 NASCAR Cup Series events. We believe the year-over-year trends mirror the changing consumption patterns seen in the broader sports media landscape, which include live streaming of events over various electronic devices and through various internet outlets (see "Digital Media Content"). Still, NASCAR's television reach is massive with the Cup Series events rating the number one or two viewed sporting event of the weekend fourteen times so far this season, and averaging approximately four million unique viewers each race.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $211.7 million and $237.9 million for the nine months ended August 31, 2017 and 2018, respectively. Operating income generated by these media rights was approximately $155.3 million and $175.3 million for the nine months ended August 31, 2017 and 2018, respectively.
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
NASCAR's media strategy aims to create dynamic and engaging content that is uniquely distributed through the linear television broadcast, online/mobile sites such as NASCAR.com, and/or through social media outlets. This balanced approach helps NASCAR reach the largest audience and maximize fan engagement. Consistent with this approach, NASCAR evaluates the 'total audience engaged' by aggregating metrics for television, digital, and social media consumption. Additionally, NASCAR leverages their Fan and Media Engagement Center; a powerful analytical resource used to better understand digital conversations and optimize engagement with the social community.
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
Through the 28th NASCAR Monster Energy Cup Series event of the 2018 season, NASCAR Digital platforms (NASCAR.com, NASCAR Mobile web and NASCAR Mobile applications) delivered strong results with approximately 1.6 million average unique visitors per race day, slightly increasing year-over-year. Visits to these platforms represents about two-thirds of all NASCAR content consumed online, and almost three-quarters of all visitors access via mobile. This season's NASCAR social metrics continue to demonstrate growth versus prior year and strong fan engagement with an average of approximately 20 million per race day social impressions, and approximately 239 million video views on NASCAR's social platforms including Facebook, Twitter, Instagram, and Snapchat. The strong growth in digital and social channels illustrates the changing way fans consume content and is evidence of the continued interest and engagement by NASCAR's audience.
We are encouraged by the growing reach and engagement that is a direct result of our industry's strategic initiatives. We expect these digital and social channels to continue to grow, and believe the industry is well positioned to monetize these channels as our fans (mirroring society-at-large) consume more content in non-traditional ways.
As the media landscape continues to evolve we believe we are well positioned to navigate because of our long-term partnerships with industry leaders FOX and NBC, who own the rights to digital distribution of NASCAR content via the current broadcast agreement through 2024. Collectively, we view the shifts in media consumption as positives for consumers and these shifts provide our sport the opportunity to develop and deliver compelling content in rich and diverse ways to interact with our fans. Along with NASCAR, we closely monitor changes in the television and media landscape, including positive trends with recent contracted sports rights deals. During 2018, three major sports and entertainment media rights deals were announced with the WWE, UFC, and the PGA Tour, that reflect the continuing demand to own and broadcast sports entertainment content, with each property contracting more than double the sports right fees versus prior agreements. In addition, NASCAR continuously monitors the broadcast environment and seeks to maximize its return on content with our partners and for the industry stakeholders.
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
In October 2015, we entered into five-year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of our inventory of NASCAR Cup, Xfinity and Camping World Truck Series events. In fiscal 2017, we conducted 21 NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each sanction agreement is for a term of five years, through 2020. Other than the term, the sanction agreements are substantially similar to those entered into in previous years. The sanction agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The sanction agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the sanction agreements. NASCAR and NEM are controlled by members of the France Family Group, which controls approximately 74.2 percent of the combined voting power of the outstanding stock of the Company, as of August 31, 2018, and some members of which serve as directors and officers of International Speedway Corporation. We strive to ensure, and management believes that, the terms of the sanction agreements transactions are reasonable. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
Capital Improvements
We compete for the consumer's discretionary dollar with other entertainment options, such as concerts and other major sporting events, enhancing the live event experience for our guests being a key strategic pillar to drive future growth. In addition, fans continue to demonstrate willingness to pay for more unique, immersive, and segmented experiences that cannot be duplicated at home. Today's consumer wants improved traffic flow, comfortable and wider seating, clean and available restroom facilities, more points of sale, enhanced audio and visual engagement, social zones and greater mobile-device connectivity. Providing these enhancements often requires capital reinvestment.
We are confident that our prudent facility reinvestment strategy will generate incremental earnings and grow enterprise value in the following ways:

•	Improve the fan experience to drive increased ticket sales;

•	Match supply and demand and optimize our ticket pricing model;

•	Strengthen our marketing partners' value proposition to grow sponsorship and hospitality sales, achieve longer contracted terms, and increase renewal rates;

•	Solidify prospects for long-term growth in broadcast media rights fees agreements
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
Postponement and/or Cancellation of Major Motorsports Events
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events, which are not sold out in advance. If an event scheduled for one of our facilities is delayed or postponed because of weather, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. Moreover, the forecast of poor weather conditions and/or the delay or postponement of an event due to weather conditions could have a negative impact on renewals for the following year. If such an event is canceled, we would incur the expenses associated with preparing to conduct the event, as well as losing the revenues, including any live broadcast revenues associated with the event.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended August 31, 2017 and 2018, are not indicative of the results to be expected for the year.
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
The adjustments for fiscal 2017 relate to non-recurring costs incurred associated with The ISM Raceway Project, accelerated depreciation (associated with The ISM Raceway Project and other capital improvements including the infield project at Richmond), legal settlement, losses associated with the retirements of certain other long-lived assets (associated with The ISM Raceway Project), capitalized interest (associated with ONE DAYTONA and The ISM Raceway Project), net gain on sale of certain assets and impairment of deferred tax asset.
The adjustments for fiscal 2018 relate to non-recurring costs incurred associated with The ISM Raceway Project, losses associated with the retirements of certain other long-lived assets in connection with The ISM Raceway Project, ONE DAYTONA and facility optimization initiatives, accelerated depreciation (associated with The ISM Raceway Project and other capital improvements including the infield project at Richmond), capitalized interest related to The ISM Raceway Project and ONE DAYTONA, and an income tax benefit, primarily related to a reduction in our deferred tax liability, as a result of the lower corporate tax rate from the Tax Cut and Jobs Act of 2017 (see "Note 11 - Income Taxes").

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended August 31, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$4,625	$4,360	$265	$0.01
Adjustments:
The ISM Raceway Project	57	22	35	0.00
Accelerated depreciation	2,055	785	1,270	0.03
Losses on retirements of long-lived assets	66	25	41	0.00
Capitalized interest	(1,047)	(400)	(647)	(0.02)
Impairment of deferred tax asset	—	(2,113)	2,113	0.04
Net gain on sale of certain assets	(330)	(126)	(204)	0.00
Non-GAAP	$5,426	$2,553	$2,873	$0.06

	Three Months Ended August 31, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$14,500	$2,469	$12,031	$0.27
Adjustments:
The ISM Raceway Project	50	13	37	0.00
Losses on retirements of long-lived assets	2,166	567	1,599	0.04
Capitalized interest	(1,185)	(310)	(875)	(0.02)
Benefit of income tax law change	—	1,168	(1,168)	(0.03)
Non-GAAP	$15,531	$3,907	$11,624	$0.26

	Nine Months Ended August 31, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$60,357	$25,592	$34,765	$0.78
Adjustments:
The ISM Raceway Project	304	116	188	0.00
Accelerated depreciation	4,741	1,813	2,928	0.07
Legal settlement	(980)	(375)	(605)	(0.01)
Losses on retirements of long-lived assets	349	133	216	0.00
Capitalized interest	(2,488)	(951)	(1,537)	(0.03)
Impairment of deferred tax asset	—	(2,113)	2,113	0.04
Net gain on sale of certain assets	(330)	(126)	(204)	0.00
Non-GAAP	$61,953	$24,089	$37,864	$0.85

	Nine Months Ended August 31, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$70,393	$(127,654)	$198,047	$4.48
Adjustments:
The ISM Raceway Project	266	70	196	0.00
Accelerated depreciation	1,154	302	852	0.02
Losses on retirements of long-lived assets	3,414	895	2,519	0.06
Capitalized interest	(2,857)	(751)	(2,106)	(0.05)
Benefit of income tax law change	—	145,068	(145,068)	(3.28)
Non-GAAP	$72,370	$17,930	$54,440	$1.23

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
The following schedule reconciles our financial performance prepared in accordance with GAAP to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2018	August 31, 2017	August 31, 2018
	(Unaudited)
Net Income (GAAP)	$265	$12,031	$34,765	$198,047
Adjustments:
Income tax expense (benefit)	4,360	2,469	25,592	(127,654)
Interest income	(331)	(979)	(699)	(2,232)
Interest expense	2,832	2,551	9,151	8,336
Other	(330)	(11)	(344)	(26)
Equity in net income from equity investments	(4,645)	(5,790)	(14,071)	(16,449)
Operating Income (GAAP)	$2,151	$10,271	$54,394	$60,022
Adjustments:
Depreciation and amortization	27,813	26,027	82,583	79,625
Impairments/losses on retirements of long-lived assets	127	2,181	531	3,538
Other Non-GAAP adjustments (1)	57	50	(676)	266
Cash distributions from equity investments	9,250	8,377	19,100	20,002
Adjusted EBITDA (non-GAAP)	$39,398	$46,906	$155,932	$163,453
(1) Other Non-GAAP adjustments include:

i.
2017 adjustments for the three month period relate to costs associated with the The ISM Raceway Project of approximately $0.1 million, and for the nine month period income related to a legal settlement of approximately $1.0 million and partially offset by costs related to The ISM Raceway Project of approximately $0.3 million; and

ii.	2018 adjustments for the three and nine month periods relate to costs associated with The ISM Raceway Project of approximately $0.1 million and $0.3 million, respectively.

Comparison of the Results for the Three and Nine Months Ended August 31, 2018 to the Results for the Three and Nine Months Ended August 31, 2017.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2018	August 31, 2017	August 31, 2018
	(Unaudited)
REVENUES:
Admissions, net	17.3%	15.3%	18.6%	16.8%
Motorsports and other event related	71.3	73.7	71.8	74.3
Food, beverage and merchandise	8.3	7.7	6.7	5.6
Other	3.1	3.3	2.9	3.3
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	24.7	27.8	24.7	25.9
Motorsports and other event related	24.4	23.5	20.9	22.5
Food, beverage and merchandise	6.9	6.2	5.0	4.3
Other operating expenses	0.2	1.6	0.3	1.0
General and administrative	21.0	16.8	18.3	16.5
Depreciation and amortization	21.1	16.3	18.5	16.6
Losses on asset retirements	0.1	1.4	0.1	0.7
Total expenses	98.4	93.6	87.8	87.5
Operating income	1.6	6.4	12.2	12.5
Interest income	0.3	0.6	0.2	0.5
Interest expense	(2.1)	(1.6)	(2.1)	(1.7)
Equity in net income from equity investments	3.5	3.7	3.2	3.4
Other	0.2	0.0	0.1	0.0
Income before income taxes	3.5	9.1	13.6	14.7
Income tax expense (benefit)	3.3	1.5	5.8	(26.6)
Net income	0.2%	7.6%	7.8%	41.3%
Comparability of results for the three and nine months ended August 31, 2018 to the same period in fiscal 2017 was impacted by the following:

•	The Monster Energy NASCAR Cup, Xfinity and Truck Series was held at Chicagoland Speedway in the third quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017;

•	In the third quarter of fiscal 2018, we hosted a music festival at Auto Club Speedway, where this event was not held at one of our facilities in fiscal 2017;

•	In the first quarter of fiscal 2017, we hosted the Ferrari World Finals at Daytona International Speedway, for which there was no comparable event in fiscal 2018;

•
In the second quarter of fiscal 2018, we hosted the Country 500 music festival at Daytona, whereby due to certain changes in contractual agreements, a higher amount of event revenues and expenses was recorded in fiscal 2018 as compared to fiscal 2017. Concessions revenue and expense were recorded similarly for both periods. Overall attendance and concession sales in fiscal 2018 were significantly impacted by tropical storm Alberto, prior to, and during the event;

•
For the three and nine months ended August 31, 2018, we received certain lease rents, and incurred operating expenses, related to ONE DAYTONA as a result of certain tenants commencing operations in the period, for which there was no comparable activity in the same periods of fiscal 2017 (see "ONE DAYTONA");

•	During the nine months ended August 31, 2018, we recognized $1.8 million, or $0.03 per diluted share, of revenue related to insurance proceeds. There was no comparable activity in fiscal 2017;

•
During the nine months ended August 31, 2017, we received a favorable legal settlement relating to certain facility operations of approximately $1.0 million, or $0.01 per diluted share. There was no comparable activity in fiscal 2018;

•
During the three and nine months ended August 31, 2018, we recognized approximately $0.1 million and $0.3 million, or less than $0.01 per diluted share for both periods, respectively, in non-recurring costs that are included in general and administrative expense related to The ISM Raceway Project. During the three and nine months ended August 31, 2017, we recognized approximately $0.1 million and $0.3 million, or less than $0.01 per diluted share for both periods, respectively, in similar costs that are included in general and administrative expense related to The ISM Raceway Project;

•
During the nine months ended August 31, 2018, we recognized approximately $1.2 million or $0.02 per diluted share of accelerated depreciation due to shortening the service lives of certain assets associated with The ISM Raceway Project and other capital improvements including the infield at Richmond. There were no similar charges incurred during the three months ended August 31, 2018. During the three and nine months ended August 31, 2017, we recognized $2.1 million and $4.7 million, or $0.03 per diluted share and $0.07 per diluted share, respectively, of similar costs associated with The ISM Raceway Project and other capital improvements including the infield at Richmond;

•
During the three and nine months ended August 31, 2018, we recognized approximately $2.2 million and $3.4 million, or $0.04 per diluted share and $0.06 per diluted share, respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with facility optimization initiatives, The ISM Raceway Project and ONE DAYTONA. During the three and nine months ended August 31, 2017, we recognized $0.1 million and $0.3 million, or less than $0.01 per diluted share for both periods, primarily attributable to demolition and/or asset relocation costs in connection with The ISM Raceway Project;

•
During the three and nine months ended August 31, 2018, we capitalized approximately $1.2 million and $2.9 million, or $0.02 per diluted share and $0.05 per diluted share, respectively, of interest, primarily relating to The ISM Raceway Project, and to a lesser extent, ONE DAYTONA. For the three and nine months ended August 31, 2017, approximately $1.0 million and $2.5 million, or $0.02 per diluted share and $0.03 per diluted share, respectively, of interest was capitalized in association with ONE DAYTONA and The ISM Raceway Project; and

•
During the three and nine months ended August 31, 2018, our effective tax rate decreased primarily a result of tax legislation associated with the Tax Cuts and Jobs Act, and, to a lesser extent one-time cumulative reductions to certain state tax liabilities. During the three and nine months ended August 31, 2018, we recorded approximately $1.2 million and $145.1 million, or $0.03 and $3.28 per diluted share, of a non-recurring, non-cash income tax benefit related to the Tax Cuts and Jobs Act (see "Note 11 - Income Taxes). For the three and nine months ended August 31, 2017, we impaired a deferred tax asset of approximately $2.1 million, or $0.04 per diluted share, resulting in a charge to income tax expense.

Admissions revenue increased by approximately $1.6 million, or approximately 7.0 percent during the three months ended August 31, 2018 and decreased approximately $2.2 million, or approximately 2.6 percent, during the nine months ended August 31, 2018, as compared to the same periods of the prior year.

•
The increase in the current three month period is substantially due to the aforementioned events held at Chicagoland Speedway in the third quarter of fiscal 2018, as compared to the fourth quarter of fiscal 2017. Partially offsetting this increase were lower attendance and admissions for NASCAR and other events held during the period, some of which were impacted by inclement weather. Admissions for the Monster Energy NASCAR Cup Series event at Watkins Glen were comparable to the prior year as a result of the fourth consecutive sellout.

•
The decrease in the nine month period is substantially due to the lower attendance and admissions for supporting events held during Daytona Speedweeks, the aforementioned events held in the current three month period, ISM Raceway construction, inclement weather, and the aforementioned Ferrari World Finals. Partially offsetting the reduction in admissions revenue are the aforementioned events held at Chicagoland Speedway in the third quarter of fiscal 2018, as compared to the fourth quarter of fiscal 2017, as well as increased admissions and attendance for the Rolex 24 At DAYTONA. Admissions for the DAYTONA 500 and Monster Energy NASCAR Cup Series event at Watkins Glen were comparable to prior year as a result of sellout announcements for the events in both years.

Motorsports and other event related revenue increased approximately $23.4 million and $36.7 million, or approximately 24.9 percent and 11.5 percent, during the three and nine months ended August 31, 2018, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is predominately due to the aforementioned events held at Chicagoland Speedway in the third quarter of fiscal 2018, as compared to the fourth quarter of fiscal 2017. Also contributing to the increase was television broadcast revenue of approximately $2.1 million as well as increases in advertising and ancillary revenues of approximatively $0.5 million. These increases are partially offset by reductions in track rentals, sponsorship, permits, and hospitality revenues of approximately $2.5 million; and

•
The increase in the nine month period is predominately due to the aforementioned events held at Chicagoland Speedway in the third quarter of fiscal 2018, as compared to the fourth quarter of fiscal 2017. Also contributing to the increase was television broadcast revenue of approximately $7.6 million, as well as an increase of approximately $3.8 million of revenues associated with the aforementioned music festival held at Daytona, increases in sponsorship ancillary, advertising and hospitality revenues of approximately $3.4 million, and other motorsports related revenues totaling approximately $0.6 million. Partially offsetting these increases were decreases in track rental revenues of approximately $1.5 million.

Food, beverage and merchandise revenue increased approximately $1.1 million, or 9.6 percent and decreased approximately $2.7 million, or 9.2 percent, during the three and nine months ended August 31, 2018, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is predominately due to concessions sales of approximately $1.9 million related to the aforementioned music festival held at Auto Club Speedway, and to a lesser extent the timing of the aforementioned events held at Chicagoland. Partially offsetting the increase was lower attendance for certain NASCAR, and other events for the period; and

•
The decrease in the nine month period is substantially due to decreased concessions and catering revenues of approximately $2.5 million and $1.7 million, respectively, from the aforementioned lower attendance for certain NASCAR, and other events, including the aforementioned music festival at Daytona. Included in the period's concessions and catering reductions were approximately $0.1 million and $0.9 million, respectively, related to the aforementioned Ferrari World Finals. Partially offsetting the decrease in concessions revenue were concession sales of approximately $1.9 million related to the aforementioned music festival held at Auto Club Speedway.

Other revenue increased approximately $1.3 million and $2.9 million, or 32.1 percent and 22.7 percent, during the three and nine months ended August 31, 2018, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is predominately due to lease revenue from ONE DAYTONA of approximately $1.8 million. Partially offsetting the increase was approximately $0.4 million related to the reduction of revenue from a business unit where its revenue-generating assets were sold; and

•
The increase in the nine month period is predominately due to lease revenue from ONE DAYTONA of approximately $3.3 million, as well as the receipt of insurance proceeds of approximately $1.8 million. Partially offsetting the increase were the receipt of a favorable settlement relating to certain facility operations of approximately $1.0 million in fiscal 2017 and approximately $1.0 million related to the reduction of revenue from a business unit where its revenue generating assets were sold.

NASCAR Event Management ("NEM") fees increased approximately $11.7 million and $14.5 million, or 36.1 percent and 13.2 percent, for the three and nine months ended August 31, 2018, respectively, as compared to the same periods of the prior year. The increase in contracted NEM fees during the current three and nine month periods primarily relates to the aforementioned events held at Chicagoland in the third quarter of fiscal 2018, as compared to the fourth quarter of fiscal 2017. Comparable events for the three and nine months ended August 31, 2018 increased approximately $1.2 million and $4.0 million, respectively, due to contracted increases in NEM fees and prize money associated with television broadcast rights.
Motorsports and other event related expenses increased approximately $5.1 million and $14.9 million, or 15.7 percent and 16.0 percent, for the three and nine months ended August 31, 2018, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is predominately due to approximately $4.3 million related to the aforementioned events held at Chicagoland Speedway in the third quarter of fiscal 2018, as compared to the fourth quarter of fiscal 2017. Also contributing to the increase were approximately $1.9 million of sponsorship-related costs for equipment rentals and various other purchased services used to enhance the guest experience during certain NASCAR and other events held during the period, which drove increased motorsports and other event revenues. Partially offsetting the increases were cost reductions of approximately $1.1 million of other event related expenses, associated with certain NASCAR and other events held during the period;

•
The increase in the nine month period is predominately due to increased costs of approximately $6.8 million related to the aforementioned music festival held at Daytona, as well as increases of approximately $5.3 million of sponsorship-related costs for equipment rentals, used to enhance the guest experience during certain NASCAR and other events held during the period, which drove increased motorsports and other event revenues. Also contributing to the increase were approximately $4.3 million related to the events held at Chicagoland in the third quarter of fiscal 2018, as compared to the fourth quarter of fiscal 2017. Partially offsetting the increase in the period were cost reductions of approximately $1.2 million of event related expenses associated with certain NASCAR and other events held during the period and $0.3 million of labor and purchased services related to the aforementioned Ferrari World Finals; and

•
Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased for the three months ended August 31, 2018 to approximately 26.3 percent, and increased for the nine months ended August 31, 2018 to approximately 24.7 percent, as compared to 27.6 percent and 23.1 percent, respectively, for the same periods in the prior year. The decrease in the three month period is predominately due to the aforementioned events held at Chicagoland in the third quarter of fiscal 2018, as compared to the fourth quarter of fiscal 2017. The increase in nine month period is predominately due to the aforementioned music festival at Daytona, partially offset by the timing of the aforementioned events held at Chicagoland.

Food, beverage and merchandise expense increased approximately $0.8 million, or 9.0 percent, and decreased approximately $1.6 million, or 7.2 percent, during the three and nine months ended August 31, 2018, respectively, as compared to the same periods of the prior year.

•
The increase in the current three month period is primarily due to concessions expenses of approximately $1.6 million, related to the aforementioned music festival held at Auto Club Speedway in the third quarter of fiscal 2018, for which there was no event held in fiscal 2017. Partially offsetting the increase were lower concessions and catering, for certain NASCAR and other events, in the period, of approximately $0.8 million;

•
The decrease in the nine month period is primarily due to lower concessions and catering expenses of approximately $3.2 million, related to the aforementioned lower food, beverage and merchandise revenues, for certain NASCAR and other events, in the period, which includes $0.8 million related to the aforementioned music festival held at Daytona and catering and concessions of approximately $0.6 million related to the aforementioned Ferrari World Finals. Partially offsetting the decrease were concessions expenses of approximately $1.6 million, related to the aforementioned music festival held at Auto Club Speedway in the third quarter of fiscal 2018, for which there was no event held in fiscal 2017;

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue was approximately 81.5 percent for the three months ended August 31, 2018, comparable to 81.9 percent for the same period in the prior year; and

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue was approximately 76.8 percent for the nine months ended August 31, 2018, comparable to approximately 75.2 percent for the same period in the prior year.

Other operating expense increased approximately $2.2 million and $3.6 million, or 761.1 percent and 314.4 percent, during the three and nine months ended August 31, 2018, respectively, as compared to the same periods of the prior year. The increase in the three and nine month periods are predominately due to increased operational expenses related to ONE DAYTONA as new tenants began to start operations.
General and administrative expenses decreased approximately $0.9 million and $2.5 million, or 3.3 percent and 3.0 percent, during the three and nine months ended August 31, 2018, respectively, as compared to the same period of the prior year.

•
The decrease in the current three month period is primarily due to approximately $1.2 million reductions in property tax, rents, supplies and other outside services, partially offset by increases in insurance claims related to storm damage at certain facilities;

•
The decrease in the nine month period is primarily due to approximately $4.2 million reductions in property and other tax, rents, supplies, other outside services and lower employee-related costs, partially offset by approximately $1.7 million net increases in utilities, maintenance and other outside services; and

•
General and administrative expenses as a percentage of total revenues decreased for the three and nine months ended August 31, 2018, to 16.8 percent and 16.4 percent, respectively, as compared to 21.0 percent and 18.3 percent, respectively, for the same periods in the prior year. The increased margin for the periods is predominately due to the aforementioned favorable reductions.

Depreciation and amortization expense decreased approximately $1.8 million and $3.0 million, or 6.4 percent and 3.6 percent, during the three and nine months ended August 31, 2018, respectively.

•
The decrease in the current three month period is primarily due to approximately $1.3 million and $0.7 million of lower accelerated depreciation associated with The ISM Raceway Project and Richmond Reimagined Project respectively, and approximately $0.3 million related to assets that have been fully depreciated, or removed from service, as compared to the same period in the prior year. Partially offsetting the decrease is approximately $0.5 million related to ONE DAYTONA assets placed in service; and

•
The decrease in the nine month period is primarily due to approximately $2.9 million and $0.4 million of lower accelerated depreciation associated with The ISM Raceway Project and Richmond Reimagined Project respectively, and approximately $1.4 million related to assets that have been fully depreciated, or removed from service, as compared to the same period in the prior year. Partially offsetting the decrease is approximately $1.7 million related to assets placed in service, of which approximately $1.5 million relates to ONE DAYTONA, as compared to the same period in the prior year.

Losses on retirements of long-lived assets increased approximately $2.1 million and $3.0 million, for the three and nine months ended August 31, 2018, respectively, as compared to the same periods of the prior year.

•
The increase in the three months ended August 31, 2018 is predominately related to approximately $1.6 million of capacity and facility optimization initiatives and approximately $0.5 million associated with The ISM Raceway Project; and

•
The increase in the nine months ended August 31, 2018 is predominately related to approximately $2.0 million related to capacity and facility optimization initiatives, approximately $0.7 million related to ONE DAYTONA, and $0.3 million associated with Richmond Reimagined Project.

Interest income increased for the three and nine months ended August 31, 2018 by approximately $0.6 million and $1.5 million, respectively, as compared to the same periods of the prior year. The increase is primarily due to higher interest rates received on cash deposits, and to a lesser extent, a slightly higher average cash balance for the comparable periods.
Interest expense during the three and nine months ended August 31, 2018, decreased approximately $0.3 million and $0.8 million, respectively, as compared to the same periods of the prior year, primarily related to higher capitalized interest related to The The ISM Raceway Project, partially offset by lower capitalized interest related to ONE DAYTONA.
Equity in net income from equity investments substantially represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway, and to a lesser extent, our 33.25 percent equity investment in the Fairfield Inn Hotel at ONE DAYTONA (see “Equity and Other Investments”). During the three and nine months ended August 31, 2018, equity in net income from equity investments increased approximately $1.1 million and $2.4 million, or 24.7 percent and 16.9 percent, respectively, as compared to the same periods of the prior year.

•
The increase in the three months ended August 31, 2018 is predominately related to higher operating profits of approximately $1.0 million from the Hollywood Casino at Kansas Speedway. Also contributing to the increase was approximately $0.1 million related to the Fairfield Inn Hotel at ONE DAYTONA, for which there was no comparable activity in the same period of the prior year; and

•
The increase in the nine months ended August 31, 2018 is primarily related to approximately $2.2 million higher operating profits and lower depreciation expense as a result of certain assets becoming fully depreciated from the Hollywood Casino at Kansas Speedway. Also contributing to the increase was approximately $0.2 million related to the Fairfield Inn Hotel at ONE DAYTONA, for which there was no comparable activity in the same period of the prior year.

Our effective income tax rate was approximately 17.0 percent and (181.3) percent for the three and nine months ended August 31, 2018, respectively, as compared to 94.3 percent and 42.4 percent, respectively, for the same periods of the prior year. The decrease in the three and nine month periods primarily relates to a reduction in the corporate Federal income tax rate, and to a lesser extent, one-time cumulative reductions in certain state tax liabilities. Additionally, the nine month period reflects a one-time non-cash material reduction in our deferred income tax liability associated with new tax legislation, (see “Note 11 - Income Taxes”).
As a result of the foregoing, net income for the three and nine month period ending August 31, 2018, as compared to the same period in prior year, reflected an increase of approximately $11.8 million and $163.3 million, or $0.26 per diluted share and $3.70 per diluted share, respectively.

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

	November 30, 2017	August 31, 2018
	(Unaudited)
Cash and cash equivalents	$256,702	$278,398
Working capital	240,027	226,240
Total debt	259,466	258,969
At August 31, 2018, our working capital was primarily supported by our cash and cash equivalents totaling approximately $278.4 million, an increase of approximately $21.7 million from November 30, 2017.
Significant cash flow items during the nine months ended August 31, 2017 and 2018, respectively, are as follows (in thousands):

	August 31, 2017	August 31, 2018
	(Unaudited)
Net cash provided by operating activities (1)	$134,345	$169,458
Capital expenditures (2)	(77,559)	(122,180)
Distribution from equity investee (3)	19,100	20,002
Net payments related to long-term debt	(672)	(715)
Dividends paid and reacquisition of previously issued common stock (4)	(55,591)	(28,968)
(1) The increase in net cash provided by operating activities, during the nine months ended August 31, 2018, as compared to the same period in the prior year, was primarily driven by lower estimated tax payments as a result of the Tax Cut and Jobs Act of 2017 (see "Income Taxes").
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
(4) Amount relates to dividends paid and reacquisition of previously issued common stock (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds").
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2018, we have approximately $293.7 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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

We operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021. This allocation will fund a reinvestment at ISM Raceway, as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  In fiscal 2017 we began the redevelopment of ISM Raceway (see “The ISM Raceway Project Powered by DC Solar”), the infield at Richmond (see "Richmond Raceway") and in fiscal 2018, we expect to begin renovation to the infield at Talladega (see "Talladega Superspeedway"). We expect spending for capital expenditures under this plan to be somewhat front-loaded.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return of this invested capital in the low-to-mid single digits;

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

•
Return of capital to shareholders through dividends and share repurchases is a significant pillar of our capital allocation. In fiscal 2018 we increased our dividend approximately 9.3 percent to $0.47 per share. We expect dividends to increase in fiscal 2019 and beyond, by approximately four to five percent annually. Concerning share repurchases, for the nine months ended August 31, 2018, we repurchased 177,899 shares of ISCA on the open market at a weighted average share price of $41.26 for a total of approximately $7.3 million. At August 31, 2018, we had approximately $164.2 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan; and

For fiscal 2017 through 2021 we expect our return of capital program to be approximately $280.0 million, comprised of close to $100.0 million in total annual dividends and the balance being open market repurchase of ISCA shares over the five year period. At this time we expect this spending to be evenly allocated per year, although we will scale the repurchase program to buy opportunistically.
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
Capital expenditures for projects, including those related to The ISM Raceway Project and ONE DAYTONA, were approximately $122.2 million for the nine months ended August 31, 2018. In comparison, we spent approximately $77.6 million on capital expenditures for projects for the same period in fiscal 2017. For fiscal 2018, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $120.0 million and $130.0 million for existing facilities, including ISM Raceway and Richmond Raceway projects, and an additional approximate $20.0 million in capital expenditures related to construction for ONE DAYTONA, excluding the receipt of public incentives (see "ONE DAYTONA").
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
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of up to $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. The CDD will purchase certain infrastructure assets, and specific easement rights, from ONE DAYTONA. ONE DAYTONA expects to receive approximately $22.0 million of the total incentive amount in cash in fiscal 2018, and the remaining to be received in annual payments derived from a long-term note receivable issued by the CDD, the first payment of the note receivable is expected in fiscal 2019 and and maturity in 2046.
Total capital expenditures for ONE DAYTONA and the Shoppes, excluding capitalized interest and net of anticipated public incentives, are expected to be approximately $107.0 million. From inception, through August 31, 2018, capital expenditures totaled approximately $102.9 million, exclusive of capitalized interest and labor. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we may secure financing for the project upon stabilization. However, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. From inception, through August 31, 2018, we recorded approximately $3.7 million of capitalized interest related to ONE DAYTONA, and expect approximately $3.8 million to be recorded by completion of construction.
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
Construction commenced in early fiscal 2017 and completion is expected in fall of 2018, with components placed in service during the fall of 2017. Based on our current plans for ISM Raceway, we have identified existing assets that were impacted by the redevelopment and required accelerated depreciation. From inception, through August 31, 2018, we recorded approximately $6.1 million of accelerated depreciation associated with the project.
From inception, through August 31, 2018, we have incurred total capital expenditures related to The ISM Raceway Project, exclusive of capitalized interest and labor, of approximately $125.1 million. Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period.  We estimate that we will record approximately $5.0 million to $5.5 million of capitalized interest from fiscal 2017 through fiscal 2018. From inception, through August 31, 2018, we recorded approximately $3.9 million of capitalized interest related to The ISM Raceway Project.
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
Richmond Reimagined is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The project is expected to cost approximately $30.0 million, which includes maintenance capital, before capitalized interest. Groundbreaking occurred immediately following the Monster Energy NASCAR Cup Series event in September 2017. Based on our current plans for Richmond Reimagined, we have identified existing assets that were impacted by the redevelopment and required accelerated depreciation, or losses on asset retirements, over the project time span. Through August 31, 2018, we recorded approximately $1.2 million of non-cash charges related to accelerated depreciation and losses on asset retirements associated with the project.
Richmond Reimagined was completed in September 2018.
Talladega Superspeedway
In June 2018, the Board of Directors approved a capital project for the redevelopment of the infield of Talladega Superspeedway (known as "Transformation - the Talladega Superspeedway Infield Project"). The infield redevelopment project will offer new attractions and enhanced amenities for fans, sponsors, teams and stakeholders in the famous, historic Talladega infield. The infield redevelopment project will include new interactive Garage Fan Zone Experience, a paddock club to enhance the experience for fans and corporate guests, new Gatorade Victory Lane with up-close fan view, expanded premium RV camping and amenities with new spots near the Alabama Gang Superstretch and frontstretch by the start-finish line, and a new turn 3 vehicle tunnel providing unobstructed ingress/egress access to the infield for haulers and RV's.
The infield redevelopment project is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The project is expected to cost approximately $50.0 million, which includes maintenance capital, before capitalized interest. Construction is expected to commence in the fall of 2018 and be complete in fall of 2019.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2017. During the nine months ended August 31, 2018, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2018. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2018.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
June 1, 2018— June 30, 2018
Repurchase program (1)	7,958	$41.96	7,958	$164,832
July 1, 2018 — July 31, 2018
Repurchase program (1)	13,400	$42.84	13,400	$164,258
August 1, 2018 — August 31, 2018
Repurchase program (1)	300	$42.97	300	$164,245
Employee transactions (2)	—	$—
	21,658		21,658

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

Since inception of the Plan through August 31, 2018, we have purchased 9,879,300 shares of our Class A common shares, for a total of approximately $365.8 million. We purchased 177,899 shares of its Class A common shares during the nine months ended August 31, 2018, at an average cost of approximately $41.26 per share (including commissions), for a total of approximately $7.3 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2018, we had approximately $164.2 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	October 4, 2018	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer