Form 10-K
period 2018-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2019-01-25
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)
☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2018
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
YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	❑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2018 was $1,058,218,255.60 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Wednesday, May 31, 2018 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2018, there were outstanding: No shares of Common Stock, $.10 par value per share, 23,776,923 shares of Class A Common Stock, $.01 par value per share, and 19,644,069 shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2019 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2018.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2018

PART I
ITEM 1. BUSINESS
RECENT DEVELOPMENT
On November 9, 2018, NASCAR Holdings, Inc. ("NASCAR Holdings") submitted a non-binding proposal to acquire all of our outstanding shares of Class A common stock and Class B common stock that are not owned by the controlling shareholders of NASCAR Holdings (the “Family Stockholders”), for a purchase price of $42.00 per share, in cash, for each such share of ISC Class A common stock and ISC Class B common stock (the "NASCAR Offer").
The NASCAR Offer stated that any transaction would be subject to (i) approval by a special committee ("Special Committee") of our independent directors formed to review the NASCAR Offer and negotiate with NASCAR Holdings in connection therewith; and (ii) a vote in favor of the transaction by a majority of the voting power represented by the shares of the ISC Class A Common Stock and ISC Class B Common Stock held by non-Family Stockholders.
Our Board of Directors has formed a Special Committee of independent directors to consider the NASCAR Offer. The Board of Directors has selected J. Hyatt Brown, Larry Aiello, Jr., Larree Renda and William Graves, to serve as the Special Committee. Mr. Brown, our lead independent director, chairs the Special Committee.
The Special Committee has retained Dean Bradley Osborne Partners LLC to act as its financial advisor and Wachtell, Lipton, Rosen & Katz to act as its legal counsel to assist and advise it in connection with its evaluation of the NASCAR Offer.
The NASCAR Offer provides that NASCAR Holdings reserves the right to withdraw or modify the NASCAR Offer at any time and no legally binding obligation with respect to any transaction will exist unless and until mutually acceptable definitive documentation is executed and delivered by us and NASCAR Holdings. There can be no assurance that the transaction proposed by NASCAR Holdings or any related transaction will be completed or as to the terms of any such potential transaction, including with respect to pricing or timing.
GENERAL
We are a leading owner of major motorsports entertainment facilities and promoter of motorsports themed entertainment activities in the United States. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities. We currently own and/or operate 13 of the nation’s major motorsports entertainment facilities:

•	Daytona International Speedway® ("Daytona") in Florida;

•	Talladega Superspeedway® ("Talladega") in Alabama;

•	Auto Club Speedway of Southern CaliforniaSM ("Auto Club Speedway") in California;

•	Michigan International Speedway® ("Michigan") in Michigan;

•	Richmond Raceway® ("Richmond") in Virginia;

•	Kansas Speedway® ("Kansas") in Kansas;

•	Homestead-Miami SpeedwaySM ("Homestead") in Florida;

•	Darlington Raceway® ("Darlington") in South Carolina;

•	Chicagoland Speedway® ("Chicagoland") in Illinois;

•	Martinsville Speedway® ("Martinsville") in Virginia;

•	ISM RacewaySM ("Phoenix") in Arizona;

•	Watkins Glen International® ("Watkins Glen") in New York; and

•	Route 66 RacewaySM ("Route 66") in Illinois.
In 2018, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Monster Energy NASCAR Cup Series events;

•	14 NASCAR Xfinity Series events;

•	9 NASCAR Gander Outdoors (formerly known as Camping World) Truck Series events;

•	2 International Motor Sports Association (“IMSA”) WeatherTech SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 At DAYTONA;

•	5 Automobile Racing Club of America ("ARCA") Racing Series events;

•	One National Hot Rod Association (“NHRA”) Mello Yello Drag Racing Series event;

•	One IndyCar ("IndyCar") Series events; and

•	A number of other prestigious stock car, sports car, open wheel, motorcycle and other events.
Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 683,000 grandstand seats and 583 suites. We earn revenues and generate substantial cash flows primarily from admissions, television media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping, and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and services at certain of our motorsports entertainment facilities. We own and operate the Motor Racing Network, Inc. ("MRN") radio network, also doing business under the name “MRN Radio”, the nation’s largest independent motorsports radio network in terms of event programming. We have an equity investment in a Hollywood Casino at Kansas Speedway that has generated substantial equity earnings and cash distributions to us since its opening in fiscal year 2012. We have developed a retail, dining and entertainment destination, ONE DAYTONA, across from Daytona International Speedway, which is creating synergy with the Speedway, enhancing customer and partner experiences, monetizing real estate on International Speedway Blvd. and leveraging our real estate on a year-round basis.
At the beginning of fiscal 2019, the NASCAR Camping World Truck Series became the NASCAR Gander Outdoors Truck Series. Throughout this document, the naming convention for this series is consistent with the current branding.
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
OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering and food and beverage concessions at our motorsports entertainment facilities that host NASCAR Cup Series events, except for catering and food and beverage concessions at Chicagoland, ISM Raceway, and Route 66, where Levy Premium Foodservice ("Levy”) provides food and beverage catering and/or concessions. Our other operations include MRN; our 50.0 percent equity investment in the joint venture Kansas Entertainment, LLC ("Kansas Entertainment"), which operates the Hollywood Casino at Kansas Speedway; and certain other activities including retail, dining and entertainment operations at ONE DAYTONA. We derived approximately 88.9 percent of our 2018 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities. In addition to events sanctioned by NASCAR, in fiscal 2018, we promoted other stock car, sports car, open wheel, motorcycle and go-kart racing events.
Food, Beverage and Merchandise Operations
We conduct, either through operations of the particular facility or through our wholly owned subsidiary, Americrown, food and beverage concession operations and catering services, both in suites and chalets, for customers at each of our motorsports entertainment facilities with the exception of food and beverage concessions and catering services at Chicagoland, ISM Raceway, and Route 66, where Levy provides food and beverage catering and/or concessions. As of January 2019, the Company is in negotiations with MainGate Inc. ("MainGate") for MainGate to have exclusive retail merchandise rights for our track trademarks and certain other ISC owned intellectual property at all ISC tracks. This service was previously provided by Fanatics Retail Group Concessions, Inc. ("Fanatics") since January 2015. In January 2019, we acquired the assets, including trademarks and certain other intellectual property, for Racing Electronics. Racing Electronics provides rental and sale of communication and technology equipment at motorsports events, including NASCAR, ARCA, IndyCar, NHRA, World Racing Group and United States Auto Club ("USAC").
Motor Racing Network, Inc.
Our wholly owned subsidiary, MRN, also does business under the name “MRN Radio”. While not a radio station, MRN creates motorsports-related programming content carried on radio stations around the country as well as on a national satellite radio service, Sirius XMRadio. MRN produces and syndicates to radio stations live coverage of the Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Sirius XM Radio also compensates

MRN for the contemporaneous re-airing of race broadcasts and certain other production services. MRN produces and provides unique content to its website, http://www.motorracingnetwork.com/, and derives revenue from the sale of advertising on such website. Each motorsports entertainment facility has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its location. In addition, MRN provides production services for the trackside large screen video display units ("ISM Vision") at NASCAR Cup Series event weekends that take place at our motorsports facilities, as well as at Dover International Speedway and Pocono Raceway. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for ISM Vision, as well as from rights fees paid by radio stations that broadcast the programming.
ONE DAYTONA
We have developed a retail, dining and entertainment destination, ONE DAYTONA, across from Daytona International Speedway, which is creating synergy with the Speedway, enhancing customer and partner experiences, monetizing real estate on International Speedway Blvd. and leveraging our real estate on a year-round basis (see "Liquidity and Capital Resources - ONE DAYTONA").
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
Fairfield Inn Hotel at ONE DAYTONA
We have a 33.25 percent equity interest in Daytona Hotel Two, LLC ("Fairfield"), a partnership with Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, to construct and operate a Fairfield Inn hotel. DHGII is the managing member of the Fairfield and is responsible for the development and operations of the hotel (see "Equity and Other Investments").
The Autograph Hotel at ONE DAYTONA
We have a 34.0 percent equity interest in Daytona Hotel One, LLC ("Autograph") a partnership with Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, to construct and operate an Autograph hotel. DHG is the managing member of the Autograph and is responsible for the development and operations of the hotel (see "Equity and Other Investments").
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC, was formed to own, construct and operate the residential component of ONE DAYTONA. The joint venture is structured similarly to the Fairfield and the ONE DAYTONA joint ventures, where our share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. As of November 30, 2018, no contributions have been made towards the residential component of ONE DAYTONA (see "Equity and Other Investments").

Other Activities
From time to time, we use our motorsports entertainment facilities for testing for teams, driving schools, riding experiences, car shows, auto fairs, concerts, music festivals and settings for television commercials, print advertisements and motion pictures, which may be promoted by us or a third party.
Competition
We are among the largest owners of major motorsports themed entertainment facilities based on revenues, number of facilities owned and/or operated, number of motorsports themed events promoted and market capitalization. Racing events compete with other professional sports such as football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, the American Sportbike Racing Association — Championship Cup Series, USAC, Sports Car Club of America (“SCCA”), IMSA, IndyCar Series, ARCA and others, many of which are often held on the same dates at separate motorsports entertainment facilities. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing, variety of motorsports themed amusement options and level of customer conveniences and amenities are the principal factors that distinguish competing motorsports entertainment facilities.
Employees
As of November 30, 2018, we had over 850 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
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

The transaction proposed by NASCAR Holdings may not occur, may increase the volatility of the market price of our common stock and will result in certain costs and expenses
On November 9, 2018, our Board of Directors received the NASCAR Offer, a non-binding letter from NASCAR Holdings proposing a transaction pursuant to which all outstanding shares of our common stock not owned by Family Stockholders would be purchased for a purchase price of $42.00 per share, in cash.
The NASCAR Offer provides that no legally binding obligation with respect to any transaction will exist unless and until mutually acceptable definitive documentation is executed and delivered with respect thereto. There can be no assurance that the transaction proposed by NASCAR Holdings or any related transaction will be completed, or as to the terms of any such potential transaction.
The market price of our common stock may reflect various assumptions as to whether the proposed transaction with NASCAR Holdings will occur. Variations in the market price of our common stock may occur as a result of changing assumptions regarding the proposed transaction, independent of changes in our business, financial condition or prospects or changes in general market or economic conditions. As a result, a definitive agreement regarding a transaction, or a failure to reach a definitive agreement regarding a transaction, could result in a significant change in the market price of our common stock.
We expect to incur costs in connection with the consideration of NASCAR Holdings’s proposal, including costs of financial and legal advisors to the Special Committee of our Board of Directors. Mergers such as the one proposed in the NASCAR Offer often attract litigation, and as described in detail in Item 3 - Legal Proceedings, herein, litigation has been filed related to the NASCAR Offer. ISC will be required to expend additional resources defending such litigation. It is difficult to estimate the aggregate amount of such costs, although they could be substantial. In addition, uncertainly associated with the potential transaction could adversely affect the Company's ability to attract, retain and motivate key employees, which could have a negative effect on our operations and business plans.
France Family Group control of NASCAR may create conflicts of interest
Members of the France Family Group own and control NASCAR. James C. France, our Chairman of the Board, and Lesa France Kennedy, our Vice Chairwoman and Chief Executive Officer, are both members of the France Family Group in addition to holding positions with NASCAR. Each of them, as well as our general counsel, chief innovation and development officer, chief communications officer, senior vice president of human resources and chief marketing officer, spends part of his or her time on NASCAR’s business. Because of these relationships, even though all related party transactions are approved by our Audit Committee, certain potential conflicts of interest between us and NASCAR exist with respect to, among other things:

•	The terms of any sanctioning agreements that may be awarded to us by NASCAR;

•	The amount of time the employees mentioned above and certain of our other employees devote to NASCAR’s affairs; and

•	The amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.
France Family Group members, together, beneficially own approximately 42.4 percent of our capital stock and control approximately 74.7 percent of the combined voting power of both classes of our common stock. Historically, members of the France Family Group have voted their shares of common stock in the same manner. Accordingly, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions and have done so in the past. If holders of Class B common stock other than the France Family Group elect to convert their beneficially owned shares of Class B common stock into shares of Class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of Class A common stock might receive a premium for their shares over prevailing market prices.
Adverse changes in our relationships with NASCAR and other motorsports sanctioning bodies, or their sanctioning practices, could limit our future success
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly owned motorsports entertainment facilities accounted for approximately 88.9 percent of our total revenues in fiscal 2018. Through 2014, each NASCAR sanctioning agreement (and the accompanying media rights fees revenue) was awarded on an annual basis. In 2015, we entered into sanctioning agreements with five year terms, through 2020, with NASCAR Event Management, Inc. ("NEM"), an affiliate of NASCAR, for the promotion of our inventory of NASCAR Cup, Xfinity and Gander Outdoors Truck Series events. NASCAR is not required to continue to enter into, renew or extend these five year sanctioning agreements with us to conduct any event. These agreements may be terminated by NASCAR due to a breach by us or should we be unable to comply with the terms thereof. Any adverse change in these sanctioning practices, or the economic structure of the NASCAR industry, could adversely impact our operations and revenue. Moreover, while we may pursue the possible development and/or acquisition of additional motorsports entertainment facilities in the future, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events within our portfolio, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.
Changes to media rights revenues could adversely affect us
Domestic broadcast and certain ancillary media rights fee revenues derived from NASCAR's three national touring series -- the Monster Energy NASCAR Cup Series, Xfinity Series, and Gander Outdoors Truck Series -- are an important component of our revenue and earnings stream and any adverse changes to such rights fee revenues could adversely impact our results.
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
Delay, postponement or cancellation of major motorsports events because of weather could adversely affect us
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events which are not sold out in advance. If an event scheduled for one of our facilities is delayed or postponed because of weather, we could incur increased expenses associated with conducting the rescheduled event, which may exceed any insurance coverage for such events, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. Moreover, the forecast of poor weather conditions and/or the delay or postponement of an event due to weather conditions could have a negative impact on renewals for the following year. If such an event is canceled, we would incur the expenses associated with preparing to conduct the event as well as losing all, or a portion of, the revenues associated with the event.
If a canceled event is part of the Monster Energy NASCAR Cup, Xfinity or Gander Outdoors Truck series, in the year of cancellation we could experience a reduction in the amount of money we expect to receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the canceled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the canceled event.

Terrorism and/or fear of violence or attacks at mass gatherings could adversely affect us
Acts of terrorism or violence at mass gatherings or sporting events, prospects of war, global economic uncertainty, or a widespread outbreak of a severe epidemiological crisis, resulting in public fears regarding attendance at sporting events or mass gatherings, could negatively impact attendance at our events. Any one of these items could increase our expenses related to insurance, security and other related matters. In addition, the delay, postponement or cancellation of major motorsports events could have an adverse impact on us such as increased expenses associated with conducting the rescheduled event, which may exceed any insurance coverage for such events, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. Similar to a delay, postponement or cancellation of major motorsports events, if such an event is canceled, we would incur the expenses associated with preparing to conduct the event, which may exceed any insurance coverage for such events, as well as losing all, or a portion of, the revenues associated with the event.
Our success depends on the availability and performance of key personnel
Our continued success depends upon the availability and performance of our senior management team, which possesses unique and extensive industry knowledge and experience. Our inability to retain and attract key employees in the future could have a negative effect on our operations and business plans.
Our capital allocation plan may not achieve anticipated results
Enhancing the live event experience for our guests by investing in our major motorsports facilities is a critical strategy for our growth. We continue to operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan included funding for the redevelopment of Phoenix (see “The ISM Raceway Project Powered by DC Solar”) and the infield at Richmond (see "Richmond Raceway"), which were completed in fiscal 2018, the redevelopment of Talladega Superspeedway (see "Talladega Infield Project"), the completion of the development project ONE DAYTONA and strategic reinvestment in our motorsports facilities. The aforementioned five-year capital plan is built upon the merits of the Board of Directors' previously endorsed capital allocation plan for fiscal 2013 through fiscal 2017, which included DAYTONA Rising. These capital allocation plans involve significant challenges and risks including that the projects do not advance our business strategy or that we do not realize a satisfactory return on our investment. It may take longer than expected to realize the full benefits from these projects, such as increased revenue, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition.
Future impairment or loss on disposal of goodwill and other intangible assets or long-lived assets by us or our equity investments and joint ventures could adversely affect our financial results
Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets which could be subject to impairment or loss on retirement. During the fiscal years ended November 30, 2016, 2017 and 2018 we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities totaling approximately $2.9 million, $10.6 million and $4.5 million, respectively. As part of our capital projects process, we identify existing assets that are impacted and require the acceleration of their remaining useful lives. During the fiscal year ended November 30, 2016, we did not record any accelerated depreciation. During the fiscal years ending November 30, 2017, and 2018, we recorded approximately $6.2 million and $1.2 million of accelerated depreciation, respectively.
As of November 30, 2018, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 80.6 percent of our total assets. We account for our goodwill and other intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” Both ASC 350 and 360 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee. These equity investments add an additional element of risk in that they may not advance our business strategy or we may not realize a satisfactory return on our investment. It may take longer than expected to realize the full benefits from these equity investments, or the benefits may ultimately be smaller than anticipated or may not be realized at all. These events could harm our operating results or financial condition. Our equity investments total approximately $81.2 million at November 30, 2018.
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
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer and could have a negative impact on our financial condition or our results of operations
In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including: intellectual property; our proprietary business information; proprietary information of our customers, suppliers and business partners; and personally identifiable information of our employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We commit significant personnel and financial resources to maintain the security of our computer systems and protect our data, including data encryption and implementing various measures to monitor and manage the risk of a security breach or disruption and to plan for the mitigation of losses if such breach or disruption were to occur. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties that could disrupt our operations and damage our reputation, which could adversely affect our business, revenues and competitive position. Any or all of these could have a negative impact on our financial condition or results of operations.
If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation
In the ordinary course of our business, we collect and store certain personal information, including but not limited to name, address and account information when processing customer payment card transactions. In addition, our on-line operations depend upon the secure transmission of confidential and personal information over public networks, including information permitting cashless payments. We also limit the amount of payment information by using “tokens” which is an industry best practice that does not require the credit card number to be stored. A compromise of our information systems that results in personal or payment network information being obtained by unauthorized persons could adversely affect our reputation with our customers, the credit card brands (such as VISA, MasterCard and American Express) and others. Such a compromise could also adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us, the imposition of penalties, restrictions or other requirements by regulatory bodies or the credit card brands. In addition, a security systems breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our sales operations. While we maintain cyber liability insurance, not all losses would be covered by such insurance. Further, there can be no assurance that we will be able to maintain such insurance at commercially reasonable rates.
Our operations rely on sophisticated information technology and equipment systems and infrastructure, a disruption of which could harm our operations
We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, we rely on various information technology and equipment systems, some of which are dependent on services provided by third parties, to manage our technology platform and operations. These systems provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance information and other information and processes necessary to operate and manage our business. These systems are complex and are frequently updated as technology improves, and include software and hardware that is licensed, leased or purchased from third parties. If our information technology or equipment systems fail to function properly due to internal errors or defects, implementation or integration issues, catastrophic events or power outages, we may experience a material disruption in our ability to manage our business operations. Failure or disruption of these systems could have an adverse effect on our operating results and financial condition. In addition, we may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Any failure to manage, expand, and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2018:

		YEAR END CAPACITY		NASCAR CUP EVENTS	OTHER MAJOR EVENTS(1)		MARKETS SERVED	MEDIA MARKET RANK
TRACK NAME	LOCATION	SEATS	SUITES
Daytona International Speedway	Daytona Beach, Florida	101,000	124	4	6		Orlando/Central Florida	18
Talladega Superspeedway	Talladega, Alabama	78,000	30	2	3		Atlanta/ Birmingham	10/43
Auto Club Speedway of Southern California	Fontana, California	65,000	80	1	1		Los Angeles	2
Michigan International Speedway	Brooklyn, Michigan	56,000	46	2	3		Detroit	14
Richmond Raceway	Richmond, Virginia	51,000	42	2	2		Washington D.C.	6
Kansas Speedway	Kansas City, Kansas	48,000	55	2	3		Kansas City	32
Homestead-Miami Speedway	Homestead, Florida	48,000	66	1	2		Miami	16
Darlington Raceway	Darlington, South Carolina	47,000	13	1	1		Columbia	74
Chicagoland Speedway	Joliet, Illinois	47,000	25	1	3		Chicago	3
Martinsville Speedway	Martinsville, Virginia	44,000	20	2	2		Greensboro/High Point	46
ISM Raceway	Phoenix, Arizona	42,000	54	2	4		Phoenix	12
Watkins Glen International	Watkins Glen, New York	32,000	4	1	2		Buffalo/Rochester	52/80
Route 66 Raceway	Joliet, Illinois	24,000	24	—	1	(2)	Chicago	3

(1)	Other major events include NASCAR Xfinity and Gander Outdoors Truck Series; ARCA; IMSA; IndyCar; and, AMA Pro Racing.

(2)	Route 66's other major event includes an NHRA Mello Yello Drag Racing Series event.
DAYTONA INTERNATIONAL SPEEDWAY. Daytona is a 2.5 mile high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6 mile road course. We lease the land on which Daytona International Speedway is located from the City of Daytona Beach. The lease on the property expires in 2054, including renewal options. The facility is situated on 440 acres and is located in Daytona Beach, Florida.
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

KANSAS SPEEDWAY. Kansas is a 1.5 mile variable-degree banked, asphalt, tri-oval superspeedway with a 0.9 mile infield road course. The facility is situated on 1,000 acres and is located in Kansas City, Kansas. Overlooking turn two of Kansas is a Hollywood-themed and branded destination entertainment facility (see "Equity and Other Investments").
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
ISM RACEWAY. Phoenix is a 1.0 mile low-banked, lighted, asphalt, oval superspeedway. The facility is situated on 598 acres that also includes a 1.5 mile road course located near Phoenix, Arizona.
WATKINS GLEN INTERNATIONAL. Watkins Glen includes 3.4 mile and 2.4 mile road course tracks. The facility is situated on 1,377 acres and is located near Watkins Glen, New York.
ROUTE 66 RACEWAY. Route 66 includes a quarter mile drag strip and dirt oval speedway. The facility, adjacent to Chicagoland, is situated on 240 acres and is located in Joliet, Illinois, approximately 35 miles from Chicago, Illinois.
OTHER FACILITIES: We own approximately 245 acres of real property near Daytona which is home to our corporate headquarters, ONE DAYTONA (see "Liquidity and Capital Resources - ONE DAYTONA") and other offices and facilities. We also own an additional approximately 3,800 acres, outside the location of the respective racing facilities, that are used for event parking, camping, other non-motorsport events and ancillary purposes. In addition, we lease real estate and office space in Watkins Glen, New York, Concord, North Carolina and Avondale, Arizona.
Intellectual Property
We have various registered and common law trademark rights, including, but not limited to: “California Speedway,” “Chicagoland Speedway,” “Darlington Raceway,” “The Great American Race,” “Southern 500,” “Too Tough to Tame,” “Daytona International Speedway,” “ Daytona 500 EXperience,” the “DAYTONA 500,” the “24 Hours of Daytona,” “Acceleration Alley,” “Daytona Dream Laps,” “Speedweeks,” “World Center of Racing,” “Homestead-Miami Speedway,” “Kansas Speedway,” “Martinsville Speedway,” “Michigan International Speedway,” "ONE DAYTONA," “Phoenix International Raceway,” “Richmond International Raceway,” “Route 66 Raceway,” “The Action Track,” “Talladega Superspeedway,” “Watkins Glen International,” “The Glen,” “Americrown,” “Motor Racing Network,” “MRN,” and related logos. We also have licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales. Our policy is to protect our intellectual property rights vigorously, through litigation, if necessary, chiefly because of their proprietary value in merchandise and promotional sales.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to ordinary routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
Mergers, such as the one proposed in the NASCAR Offer, often attract litigation from minority shareholders. On December 14, 2018 a putative class-action shareholder lawsuit was filed in the Seventh Judicial Circuit of Volusia County, Florida by attorneys on behalf of the Firemen's Retirement System of St. Louis related to the NASCAR Offer. The complaint names as defendants the Company, its directors, its CFO, NASCAR Holdings, and certain of the Family Stockholders, and alleges breach of fiduciary duty and for aiding and abetting those breaches. The Company currently maintains Directors & Officers Insurance. Applicable insurance policies contain certain customary limitations, conditions and exclusions and are subject to a self-insured retention amount.
ITEM 4. MINE SAFETY DISCLOSURES
None
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At November 30, 2018, we had two issued classes of capital stock: Class A common stock, $.01 par value per share, and Class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The Class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to Class A common stock at any time. As of November 30, 2018, there were approximately 1,776 record holders of Class A common stock and approximately 269 record holders of Class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

		ISCA		ISCB.OB(1)
		High	Low	High	Low
Fiscal	2017
	First Quarter	$39.95	$34.70	$39.11	$35.72
	Second Quarter	40.31	34.80	41.50	34.25
	Third Quarter	38.50	32.25	36.75	33.10
	Fourth Quarter	41.60	34.20	41.10	35.32
Fiscal	2018
	First Quarter	$47.45	$38.55	$46.61	$38.61
	Second Quarter	45.95	37.17	44.50	38.50
	Third Quarter	49.95	41.80	46.50	41.76
	Fourth Quarter	45.59	35.12	45.00	35.37

(1)
ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.

Stock Purchase Plan
An important component of our capital allocation strategy is returning capital to shareholders. We have solid operating margins that generate substantial operating cash flow. Using these internally generated proceeds, we have returned a significant amount of capital to shareholders primarily through our share repurchase program (“Stock Purchase Plan”) under which the Company is authorized to purchase up to $530.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. Upon receipt of the aforementioned NASCAR Offer (see Note 1), the Company immediately terminated the active 10b5-1 plans. No shares have been, or knowingly will be, purchased from Company insiders or their affiliates.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or Programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2017 — August 31, 2018
Repurchase program(1)	177,899	$41.26	177,899	$164,245
Employee transactions(2)	21,664	41.10	—
September 1, 2018 — September 30, 2018
Repurchase program(1)	—	—	—
October 1, 2018 — October 31, 2018
Repurchase program(1)	593,709	36.96	593,709	142,301
November 1, 2018 — November 30, 2018
Repurchase program(1)	92,993	38.45	92,993	138,725
	886,265		864,601

(1)
Since inception of the Stock Purchase Plan through November 30, 2018, we have purchased 10,566,002 shares of our Class A common shares, for a total of approximately $391.3 million. In fiscal 2016, 2017 and 2018, we purchased 1.7 million, 1.0 million and 0.9 million shares of our Class A common shares, respectively, at an average cost of approximately $33.25, $35.76 and $38.01 per share (including commissions), respectively, for a total of approximately $55.1 million, $35.0 million and $32.9 million, respectively. At November 30, 2018, we have approximately $138.7 million remaining of repurchase authority under the current Stock Purchase Plan.

(2)	Represents shares of our common stock delivered to us in satisfaction of the minimum statutory tax withholding obligation of holders of restricted shares that vested during the period.

Dividends
Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend
2014	$0.22
2015	0.26
2016	0.41
2017	0.43
2018	0.47

Securities Authorized For Issuance Under Equity Compensation Plans - Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,792	$25.65	171,686
Equity compensation plans not approved by security holders	—	—	—
Total	18,792	25.65	171,686
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2018. The income statement data for the three fiscal years in the period ended November 30, 2018, and the balance sheet data as of November 30, 2017 and November 30, 2018, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2016, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2015 and November 30, 2014, have been derived from our audited historical consolidated financial statements, which are available on our website. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2014	2015	2016	2017	2018
	(in thousands, except share and per share data)
Income Statement Data:
Revenues:
Admissions, net	$129,688	$130,154	$123,521	$121,505	$109,602
Motorsports and other event related	433,738	451,838	477,197	491,664	508,505
Food, beverage and merchandise (1)	72,880	47,282	41,968	41,293	35,669
Other (2)	15,630	16,096	18,330	16,971	21,260
Total revenues	651,936	645,370	661,016	671,433	675,036
Expenses:
Direct:
NASCAR event management fees	162,988	167,841	171,836	178,403	185,200
Motorsports and other event related	128,229	131,109	133,322	134,136	145,093
Food, beverage and merchandise (1)	58,265	38,484	30,142	29,593	27,278
Other operating expenses	426	463	483	1,581	6,447
General and administrative	108,137	111,154	110,345	111,279	106,566
Depreciation and amortization (3)	90,352	94,727	102,156	109,733	106,819
Impairments / losses on retirements of long-lived assets (4)	10,148	16,015	2,905	10,552	4,471
Total expenses	558,545	559,793	551,189	575,277	581,874
Operating income	93,391	85,577	109,827	96,156	93,162
Interest income (5)	2,107	157	270	1,220	3,143
Interest expense (6)	(9,182)	(9,582)	(13,837)	(11,633)	(10,862)
Other (7)	5,380	730	12,896	344	46
Equity in net (loss) income from equity investments (8)	8,916	14,060	14,913	19,111	21,777
Income before income taxes	100,612	90,942	124,069	105,198	107,266
Income taxes (9)	33,233	34,308	47,731	(5,625)	(118,018)
Net income	$67,379	$56,634	$76,338	$110,823	$225,284

Basic and diluted earnings per share	$1.45	$1.21	$1.66	$2.48	$5.11

Dividends per share	$0.24	$0.26	$0.41	$0.43	$0.47
Weighted average shares outstanding:
Basic	46,559,232	46,621,211	45,981,471	44,648,586	44,068,713
Diluted	46,573,038	46,635,830	45,995,691	44,660,177	44,078,448

Balance Sheet Data (at end of period):
Cash and cash equivalents	$158,847	$160,548	$263,727	$256,702	$269,011
Working capital	110,783	146,915	217,802	240,027	231,776
Total assets	2,077,651	2,119,663	2,172,660	2,208,192	2,249,360
Long-term debt	268,311	262,762	259,416	255,612	251,381
Total debt	271,746	265,836	262,820	259,466	255,665
Total shareholders’ equity	1,346,432	1,393,215	1,400,360	1,459,922	1,635,958

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

(2)
Fiscal 2016 includes a favorable settlement related to certain ancillary operations of approximately $1.1 million, as well as $1.9 million in interest and additional consideration received as a result of the sale of the Staten Island property. Fiscal 2017 includes a favorable settlement relating to certain ancillary operations of approximately $1.0 million. Fiscal 2018 includes the receipt of insurance proceeds of approximately $1.8 million, as well as lease revenue from commencement of operations related to ONE DAYTONA.

(3)
Fiscal year 2014 includes accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising totaling approximately $11.1 million. Fiscal 2015 includes accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising totaling approximately $6.8 million. Fiscal 2017 includes accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with The ISM Raceway Project and other capital improvements including the infield project at Richmond totaling approximately $6.2 million. Fiscal 2018 includes accelerated depreciation that was predominately recorded due to shortening the service lives of certain assets associated with The ISM Raceway Project, and, to a lesser extent, the infield project at Richmond, totaling approximately $1.2 million.

(4)
Fiscal 2014 losses associated with demolition costs in connection with DAYTONA Rising, capacity optimization initiatives and other capital improvements. Fiscal 2015 losses associated with demolition costs in connection with DAYTONA Rising and other capital improvements. Fiscal 2016 losses associated with asset retirements and demolition and/or asset relocation costs in connection with capacity optimization initiatives at Richmond and other facility capital improvements. Fiscal 2017 losses associated with asset retirements and demolition and/or asset relocation costs in connection with capacity optimization initiatives, The ISM Raceway Project, the infield project at Richmond, and other facility capital improvements. Fiscal 2018 losses associated with asset retirements and demolition and/or asset relocation costs in connection with The ISM Raceway Project, the infield project at Richmond, capacity optimization initiatives, and ONE DAYTONA.

(5)
Fiscal 2014 includes approximately $1.8 million related to settlement of interest income on a long-term receivable. Fiscal 2018 includes higher interest rates received on cash deposits, and to a lesser extent, a slightly higher average cash balance.

(6)
Fiscal 2014 and 2015 include approximately $7.2 million and $6.0 million, respectively, related to capitalized interest for DAYTONA Rising. Fiscal 2016 includes approximately $1.5 million related to capitalized interest for ONE DAYTONA, DAYTONA Rising, and other capital projects. Fiscal 2017 includes approximately $3.9 million related to capitalized interest for ONE DAYTONA and The ISM Raceway Project. Fiscal 2018 includes approximately $4.1 million related to capitalized interest for The ISM Raceway Project and ONE DAYTONA.

(7)
Fiscal 2014 includes the valuation adjustment related to consolidation of MA, representing the fair value over the carrying value as of January 31, 2014. Fiscal 2016 includes the receipt of interest and other consideration, of approximately $11.7 million, related to the sale of the Staten Island property. Fiscal 2018 includes increased operational expenses related to commencement of operations for ONE DAYTONA as new tenants began to start operations.

(8)
Equity in net (loss) income from equity investments includes the Company’s 50.0 percent portion of Kansas Entertainment’s net income, more fully discussed in Management's Discussion and Analysis, Equity and Other Investments. Included in the Company's equity income in fiscal 2017 and 2018 is a reduction in depreciation expense as a result of certain assets that have been fully depreciated.

(9)
Fiscal 2017 includes a $48.2 million tax adjustment as a result of the worthlessness of MA stock. Fiscal 2018 includes a $145.1 million tax adjustment as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). During the first quarter of fiscal 2018, as a result of the Tax Act, we incurred a material, non-cash reduction of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $143.9 million primarily due to the Federal income tax rate reduction from 35.0 percent to 21.0 percent. In the third quarter of fiscal 2018, we recorded an additional $1.2 million reduction of our deferred income tax liabilities and income tax benefit as a result of the aforementioned Federal income tax rate reduction.

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
The non-GAAP financial measures identified in the tables that follow include adjusted income before taxes, adjusted net income and adjusted diluted earnings per share. These non-GAAP financial measures are derived by adjusting amounts for certain items, presented in the accompanying selected operating statement data that have been determined in accordance with GAAP. The financial measures, income before taxes, net income and diluted earnings per share, should not be construed as an inference by us that our future results will be unaffected by those items, which have been excluded to calculate our adjusted, non-GAAP financial measures.
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
The adjustments for fiscal 2014 relate to a legal settlement, marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, impairment of MA long-lived intangible asset, settlement of interest income related to long-term receivable, DAYTONA Rising project capitalized interest, MA fair value adjustment and income tax benefits, and net loss on sale of certain assets.
The adjustments for fiscal 2015 relate to marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest and net loss on sale of certain assets.
The adjustments for fiscal 2016 relate to a legal settlement, certain track redevelopment projects, non-recurring, pre-opening costs incurred associated with DAYTONA Rising, losses associated with the retirements of certain other long-lived assets related to capacity optimization initiatives (which predominately include the removal of grandstands at Richmond) and other facility capital improvements, capitalized interest related to DAYTONA Rising, ONE DAYTONA and The ISM Raceway Project, gain on sale of Staten Island property, non-cash gain related to the transition of merchandise operations, and net gain on sale of certain assets (predominately associated with the sale of trailers in association with the transition of merchandise operations).
The adjustments for fiscal 2017 relate to non-recurring costs incurred associated with The ISM Raceway Project, accelerated depreciation (predominately associated with The ISM Raceway Project and other capital improvements including the infield project at Richmond), legal settlement, losses associated with the retirements of certain other long-lived assets related to The ISM Raceway Project, capacity optimization initiatives, and other capital improvements, including the infield project at Richmond, capitalized interest related to ONE DAYTONA and The ISM Raceway Project, net gain on sale of certain assets, and net tax benefit predominately due to our Investment in MA (see "Income Taxes").
The adjustments for fiscal 2018 relate to non-recurring costs incurred associated with The ISM Raceway Project, accelerated depreciation (predominately associated with The ISM Raceway Project and other capital improvements, including the infield project at Richmond), losses associated with the retirements of certain other long-lived assets related to The ISM Raceway Project, capacity optimization initiatives, other capital improvements, including the infield project at Richmond, and to a lesser extent, ONE DAYTONA, capitalized interest related to The ISM Raceway Project and ONE DAYTONA, and net tax benefit associated with the Tax Cuts and Jobs Act of 2017 (see "Income Taxes").

	For The Year Ended November 30, 2014
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$100,612	$33,233	$67,379	$1.45
Adjustments:
Legal settlement/judgment	(635)	(249)	(386)	(0.01)
DAYTONA Rising project	1,106	434	672	0.02
Accelerated depreciation	11,117	4,359	6,758	0.14
Losses on retirements of long-lived assets	9,543	3,741	5,802	0.12
Impairment of MA's long-term receivable	605	—	605	0.01
Interest settlement on long-term receivable	(1,835)	(719)	(1,116)	(0.02)
Capitalized interest	(7,215)	(2,828)	(4,387)	(0.09)
MA fair value adjustment and income tax benefits	(5,447)	4,008	(9,455)	(0.20)
Net (gain) loss on sale of certain assets	67	26	41	—
Non-GAAP	$107,918	$42,005	$65,913	$1.42

	For the Year Ended November 30, 2015
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$90,942	$34,308	$56,634	$1.21
Adjustments:
DAYTONA Rising project	1,393	546	847	0.02
Accelerated depreciation	6,830	2,677	4,153	0.09
Losses on retirements of long-lived assets	16,015	6,280	9,735	0.21
Capitalized interest	(6,006)	(2,354)	(3,652)	(0.08)
Net (gain) loss on sale of certain assets	(730)	(286)	(444)	(0.01)
Non-GAAP	$108,444	$41,171	$67,273	$1.44

	For the Year Ended November 30, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$124,069	$47,731	$76,338	$1.66
Adjustments:
Legal settlement	(1,084)	(418)	(666)	(0.02)
Track redevelopment projects	240	93	147	0.01
DAYTONA Rising project	787	304	483	0.01
Losses on retirements of long-lived assets	2,905	1,122	1,783	0.04
Capitalized interest	(1,489)	(575)	(914)	(0.02)
Gain on sale of Staten Island	(13,631)	(5,262)	(8,369)	(0.18)
Gain on transition of merchandise operations	(797)	(308)	(489)	(0.01)
Net (gain) loss on sale of certain assets	(376)	(145)	(231)	(0.01)
Non-GAAP	$110,624	$42,542	$68,082	$1.48

	For the Year Ended November 30, 2017
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$105,198	$(5,625)	$110,823	$2.48
Adjustments:
The ISM Raceway Project	551	211	340	0.01
Accelerated depreciation	6,154	2,352	3,802	0.08
Legal settlement	(980)	(375)	(605)	(0.01)
Losses on retirements of long-lived assets	10,278	3,928	6,350	0.14
Capitalized interest	(3,864)	(1,477)	(2,387)	(0.05)
Net tax benefit	—	46,038	(46,038)	(1.03)
Net (gain) loss on sale of certain assets	(330)	(126)	(204)	(0.01)
Non-GAAP	$117,007	$44,926	$72,081	$1.61

	For the Year Ended November 30, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$107,266	$(118,018)	$225,284	$5.11
Adjustments:
The ISM Raceway Project	372	98	274	0.01
Accelerated depreciation	1,154	305	849	0.02
Losses on retirements of long-lived assets	4,347	1,151	3,196	0.07
Capitalized interest	(4,112)	(1,094)	(3,018)	(0.07)
Net tax benefit	—	145,068	(145,068)	(3.29)
Non-GAAP	$109,027	$27,510	$81,517	$1.85

Adjusted EBITDA
In an effort to enhance the comparability and understandability of certain forward looking financial guidance, we adjust for certain non-recurring items that will be included in our future GAAP reporting to provide information that we believe best represents our expectations for our business performance. We calculate Adjusted EBITDA, a non-GAAP financial measure, as GAAP operating income, plus depreciation, amortization, impairment/losses on retirements of long-lived assets, other previously stated non-GAAP adjustments and cash distributions from equity investments. We have not reconciled the non-GAAP forward-looking measure to its most directly comparable GAAP measure, such as those of ONE DAYTONA and The ISM Raceway Project (see "Liquidity and Capital Resources - ONE DAYTONA" and "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar", respectively). Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors not in our control or not readily predictable, as detailed in the "Risk Factors" section of our previously publicly filed documents, including Forms 10-K and 10-Q, with the SEC, any or all of which can significantly impact our future results. These components, and other factors, could significantly impact the amount of future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

The following schedule reconciles our financial performance prepared in accordance with GAAP to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	For the Year Ended November 30,
	2014	2015	2016	2017	2018

Net Income (GAAP)	$67,379	$56,634	$76,338	$110,823	$225,284
Adjustments:
Income taxes	33,233	34,308	47,731	(5,625)	(118,018)
Interest income	(2,107)	(157)	(270)	(1,220)	(3,143)
Interest expense	9,182	9,582	13,837	11,633	10,862
Other	(5,380)	(730)	(12,896)	(344)	(46)
Equity in net income from equity investments	(8,916)	(14,060)	(14,913)	(19,111)	(21,777)
Operating Income (GAAP)	$93,391	$85,577	$109,827	$96,156	$93,162
Adjustments:
Depreciation and amortization	90,352	94,727	102,156	109,733	106,819
Impairments/losses on retirements of long-lived assets	10,148	16,015	2,905	10,552	4,471
Other Non-GAAP adjustments (1)	471	1,393	(1,965)	(429)	372
Cash distributions from equity investments	22,000	32,050	25,900	25,450	26,550
EBITDA (non-GAAP)	$216,362	$229,762	$238,823	$241,462	$231,374

(1) Other Non-GAAP adjustments include:

i.	fiscal year 2014 adjustments related to a legal settlement of approximately ($0.6) million and marketing and consulting costs related to the DAYTONA Rising project, of approximately $1.1 million;

ii.	fiscal year 2015 adjustments related to marketing and other pre-opening costs for the DAYTONA Rising project, of approximately $1.4 million;

iii.
fiscal year 2016 adjustments related to a legal settlement of approximately ($1.1) million, gain on the sale of the Staten Island property of approximately ($1.9) million, and consulting costs incurred associated with the DAYTONA Rising project and other track redevelopment projects of approximately $1.0 million; and

iv.	fiscal year 2017 adjustments related to a legal settlement of approximately ($1.0) million and costs associated with The ISM Raceway Project of approximately $0.6 million.

v.	fiscal year 2018 adjustments related to costs associated with The ISM Raceway Project of approximately $0.4 million.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Development
On November 9, 2018, NASCAR Holdings submitted the NASCAR Offer, a non-binding proposal to acquire all of our outstanding shares of Class A common stock and Class B common stock that are not owned by the Family Stockholders, for a purchase price of $42.00 per share, in cash, for each such share of ISC Class A common stock and ISC Class B common stock.
The NASCAR Offer state that any transaction would be subject to (i) approval by the Special Committee formed to review the NASCAR Offer, negotiate the share price and negotiate a merger agreement with NASCAR Holdings; and (ii) a vote in favor of the transaction by a majority of the voting power represented by the shares of the ISC Class A Common Stock and ISC Class B Common Stock held by non-Family Stockholders.
Our Board of Directors has formed a Special Committee of independent directors to consider the NASCAR Offer. The Board of Directors has selected J. Hyatt Brown, Larry Aiello, Jr., Larree Renda and William Graves, to serve as the Special Committee. Mr. Brown, our lead independent director, chairs the Special Committee.
The Special Committee has retained Dean Bradley Osborne Partners LLC to act as its financial advisor and Wachtell, Lipton, Rosen & Katz to act as its legal counsel to assist and advise it in connection with its evaluation of the NASCAR Offer.

The NASCAR Offer provides that NASCAR Holdings reserves the right to withdraw or modify the NASCAR Offer at any time and no legally binding obligation with respect to any transaction will exist unless and until mutually acceptable definitive documentation is executed and delivered by us and NASCAR Holdings. There can be no assurance that the transaction proposed by NASCAR Holdings or any related transaction will be completed or, if completed, or as to the terms of any such potential transaction, including with respect to pricing or timing.
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
We have completed our preliminary evaluation of the potential impact that adoption of Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers"(ASC 606)”, may have on our financial statements, including analysis of our revenue streams and associated contracts using the five-step model provided in the new standard. We have in place or plan to establish associated accounting policies, processes and system requirements to enable timely and accurate reporting, and continue to gather information for required presentation and disclosures. We have adopted ASC 606 and the related modifications as of December 1, 2018 using the modified retrospective transition. We believe the adoption will not result in a significant cumulative adjustment or materially impact future timing or classification of revenue recognition.
NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Cup, Xfinity and Gander Outdoors Truck Series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series event as a component of its sanction fees. We, as the promoter, record 90.0 percent of the gross broadcast rights fees as revenue and then record 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
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
During the fiscal years ended November 30, 2016, 2017 and 2018, we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $2.9 million, $10.6 million and $4.5 million, respectively.
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
As of November 30, 2018, goodwill and other intangible assets and property and equipment account for approximately $1.8 billion, or 80.6 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, "Intangibles - Goodwill and Other", and for our long-lived assets in accordance with ASC 360, "Property, Plant and Equipment".
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
In connection with our fiscal 2018 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2018 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that could harm our operating results or financial condition. The carrying value of our equity investments were $81.2 million at November 30, 2018.
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
Kansas Entertainment, a 50/50 joint venture of Penn, a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, operates the Hollywood-themed casino and branded destination entertainment facility overlooking turn two at Kansas Speedway. Penn is the managing member of Kansas Entertainment and is responsible for the operations of the casino.
We have accounted for Kansas Entertainment in our financial statements as an equity investment as of November 30, 2018. Our 50.0 percent portion of Kansas Entertainment’s net income was approximately $14.9 million, $19.1 million and $21.7 million for fiscal years 2016, 2017 and 2018, respectively, and is included in equity in net income from equity investments in our consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment, for the year ended November 30, 2018, totaling $26.6 million, consist of $22.9 million received as a distribution from profits included in net cash provided by operating activities on our statement of cash flows; the remaining $3.8 million received was recognized as a return of capital from investing activities on our statement of cash flows. We received total distributions of approximately $25.5 million and $25.9 million, in fiscal 2017 and 2016, respectively.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from Daytona International Speedway. Fairfield, a joint venture of DHGII, a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel is situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement. DHGII is the managing member of the Fairfield and is responsible for the development and operations of the hotel.
As per the partnership agreement, our 33.25 percent share of equity is limited to our non-cash land contribution and we share in the profits from the joint venture proportionately to our equity ownership. The Fairfield began operations in December 2017. We have accounted for the joint venture in the Fairfield as an equity investment in our consolidated financial statements as of November 30, 2018. Our 33.25 percent portion of the Fairfield’s net income was approximately $78.0 thousand for fiscal year 2018, and is included in equity in net income from equity investments in our consolidated statements of operations.
Marriott Autograph Collection Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("The Daytona"), a joint venture of DHG, a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate The Daytona. The Daytona will be situated within the ONE DAYTONA development. In June 2017, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and the hotel is expected to open in spring 2019. DHG is the managing member of The Daytona and will be responsible for the development and operations of the hotel.

As per the partnership agreement, our 34.0 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to its equity ownership. We have accounted for the joint venture in The Daytona as an equity investment in its consolidated financial statements as of November 30, 2018. Our 34.0 percent portion of The Daytona's net loss, from inception, through November 30, 2018 primarily consists of de minimis administrative costs that are included in net income from equity investments in our consolidated statements of operations.
Residential Project at ONE DAYTONA
As part of the ONE DAYTONA project, we have entered into an additional joint venture related to a residential component of ONE DAYTONA (see "Liquidity and Capital Resources - ONE DAYTONA"), which is structured similarly to the Fairfield and The Daytona joint ventures, where our share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. As of November 30, 2018, no contributions have been made towards the residential component of ONE DAYTONA.
Income Taxes
Our effective income tax rate for the fiscal years ended November 30, 2016, 2017 and 2018, was approximately 38.5 percent, (5.3) percent and (110.0) percent, respectively.
The principal causes of the difference in the effective income tax rate, as compared to the statutory income tax rate, for the fiscal year ended November 30, 2016 is due to certain state tax rates. The principal cause of the decreased effective income tax rate, as compared to the statutory income tax rate, for the fiscal year ended November 30, 2017 is due to a non-recurring tax benefit associated with the worthlessness of our investment in MA, discussed below. The principal cause of the decreased effective income tax rate, as compared to the statutory income tax rate, for the fiscal year ended November 30, 2018 is due to the Tax Cuts and Jobs Act discussed below.
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 ("Tax Act"), was enacted, which significantly changed the existing U.S. tax laws. The Tax Act reduced the corporate Federal income tax rate from 35.0 percent to 21.0 percent, eliminated the corporate alternative minimum tax, allowed 100.0 percent expensing of certain qualified capital investments through 2022 (retroactive to September 27, 2017), then reduced by 20.0 percent, per year, from 2023 through 2026, and further limited the deductibility of certain executive compensation, among other provisions. Under current accounting guidance, we are recognizing the effects of the Tax Act as of the enactment date, subject to Staff Accounting Bulletin ("SAB") No. 118 (see Note 1), which provides for a provisional one-year measurement period, from the date of the enactment, for entities to finalize their accounting for certain income tax effects due to the Tax Act.
During the first quarter of fiscal 2018, as a result of the Tax Act, we incurred a material, non-cash reduction of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $143.9 million primarily due to the Federal income tax rate reduction from 35.0 percent to 21.0 percent. In the third quarter of fiscal 2018, we recorded an additional approximately $1.2 million reduction of our deferred income tax liabilities and income tax benefit as a result of the aforementioned Federal income tax rate reduction. For fiscal 2018, we incurred total non-cash reductions of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $145.1 million due to the aforementioned Federal income tax rate reduction.
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
In the fourth quarter of fiscal 2017, we completed our analysis and determined the loss qualifies as an ordinary loss for federal income tax purposes. As a result of the worthlessness of MA stock and this analysis, we recognized an income tax benefit of approximately $48.2 million for the period ending November 30, 2017. Management believes that it is more likely than not that we have sufficient taxable income to fully utilize these tax losses.
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
Looking to the future, we believe a healthy, broader U.S. economy, aided by the Tax Act and coupled with ISC's, and the industry's long-term strategies, will provide an environment for improved profitability. NASCAR has secured its broadcast rights through the 2024 season, which benefits our entire industry. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us long-term cash flow visibility. Management believes the strategic initiatives and investments our Company and the motorsports industry have undertaken will continue to grow the sport and strengthen the long-term health of our Company.
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
As part of the industry plan, NASCAR implemented several innovations focused on improving the on-track product and increasing its appeal to our fans. These include the following:

•	Enhancements to the NASCAR playoffs, including elimination rounds leading up to the championship event for the three national touring series;

•	Three stage racing format, similar to quarters or halves in other sports;

•	Knockout group qualifying formats;

•	Overtime rules to address races that previously ended while under caution; and

•	Refined aerodynamic and downforce specifications that provide the driver greater control of the car.
In January 2014, NASCAR announced a new championship format that puts greater emphasis on winning races throughout the season and expanded the playoff field to16 drivers. For fiscal 2016, the playoff format was expanded to both Xfinity and Gander Outdoors Truck Series events, qualifying 12 drivers and 8 drivers, respectively. The playoff implements a round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes each race matter even more, de-emphasizes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race.
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
Industry and fan feedback continues to be positive regarding these changes, with a vast majority of fans embracing the format enhancements. We anticipate these improvements to the on-track product to complement all our strategic initiatives as we move forward.
We support NASCAR's industry strategy on a number of fronts. We have committed to improving our major motorsports facilities to enhance guest experiences and strengthen fan engagement. One of the most ambitious and important projects in our history was the redevelopment of the frontstretch of Daytona International Speedway, our 59-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports complex featuring unique experiences for our guests and new innovative marketing platforms for our corporate partners, broadcasters and industry stakeholders. Fan and stakeholder feedback continues to be overwhelmingly positive and financial results from opening in fiscal 2016 through Speedweeks of fiscal 2018 exceeded expectations. We believe that Daytona International Speedway's elevated customer experiences will continue to drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. We also believe that this strategic investment will positively influence consumer and corporate involvement in the sport and drive long-term value for our broadcast partners.
In early fiscal 2017, we announced as part of our strategic plan and capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), that the ISC Board of Directors approved a project for the redevelopment of the grandstands and infield for Phoenix Raceway, now known as ISM Raceway. The modernization project, known as The ISM Raceway Project Powered by DC Solar ("The ISM Raceway Project") (see "Liquidity and Capital Resources - The ISM Raceway Project Powered by DC Solar"), cost approximately $178.0 million and addressed critical facility maintenance, and other improvements to enhance the fan experience, provide valuable marketing assets for new sponsorship opportunities, and create updated infield amenities, including the 'ultimate race day INfield fan experience', where fans can view firsthand, drivers and crews setting up their cars before the race. ISM Raceway is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup Series weekends, the latter being the second to the last Monster Energy NASCAR Cup Series event in the playoffs. The track is a fan-favorite, unique racetrack configuration in the eleventh largest major media market of the United States. ISM Raceway is located near Phoenix, Arizona, an attractive but competitive marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience, and provide a sustainable financial return. In late September 2017, ISM Raceway and ISM Connect, a pioneer in smart venue technology, announced a multi-year partnership that includes naming rights for the Raceway’s modernized venue, as well as the installation of a groundbreaking digital fan engagement experience. Beginning in fiscal 2018, the venue was re-named ISM Raceway. The ISM Raceway Project was completed in November 2018.
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
In September 2018, we announced a Comprehensive Ticket and Travel Protection Program that allows guests who purchase a grandstand ticket the ability to exchange tickets for a rescheduled NASCAR event at an ISC facility for a future NASCAR event within the ISC portfolio. The ISC Weather Protection Program applies to all paid consumer grandstand tickets to NASCAR races at any ISC facility rescheduled to a different date due to inclement weather. The aforementioned, unused grandstand ticket can be exchanged for a same-series ticket of equal or lesser face value based on event and seating location availability, with the exception of the Daytona 500. The Daytona 500 is the most prestigious event in NASCAR. If the Daytona 500 is postponed, Daytona 500 ticket holders may exchange their tickets for any ISC event or the following year’s Daytona 500 event. We believe this initiative will encourage fans to purchase tickets earlier in the sales cycle, providing assurance when planning a ticket purchase. Supplementing the ISC Weather Protection Program, ticket purchasers can take advantage of TicketGuardian's FanShield insurance technology, which offers fans additional protection, for a low additional cost, if unable to attend an event.
To provide our guests with the best fan experience possible, we continue adding fan amenities such as wider seating and social/party zones, which provide greater fan interaction/engagement and improved sight lines for better viewing. Rising customer expectations from modern sports facilities means that sustaining ticket demand relies strongly on creating a more unique and memorable experience for the fans. Enhancing the live event experience to differentiate it from the at-home television viewing experience, is a critical strategy for our future growth. Further, benefits from our facility enhancement/optimization strategy include:

•	improved pricing power for our events;

•	enticing more customers to renew or purchase tickets earlier in the sales cycle;

•	increasing customer retention;

•	driving greater attendance to our lead-in events, such as NASCAR's Xfinity and Gander Outdoors Truck Series events;

•	ability to re-purpose and monetize certain areas of the facility to their highest and best use;

•	generating stronger interest from corporate sponsors; and

•	creating a more visually compelling event for the television audience.
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
During fiscal 2018, admissions revenue declined approximately $9.6 million, or approximately 10.7 percent, for comparable NASCAR Cup events as compared to the same period in fiscal 2017. In recent years, attendance at NASCAR events has faced stiff headwinds. Recent retirements of top drivers and fan favorites, inclement weather causing delay and/or postponement of events, and a general declining trend in attendance at live sporting events affecting many sports, among others, have attributed to this decline. We believe the aforementioned strategies aimed at improving the guest experience, for those attending motorsports events at our facilities, and providing guests with several options at a good value, will offset this trend in the future.
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
During fiscal 2018, we sold all Monster Energy NASCAR Cup and all NASCAR Xfinity Series race entitlements, achieving approximately 95.0 percent of our gross marketing partnership revenue target, which grew 1.7 percent compared to 2017 actuals.
As of January 2019, we have sold all but two Monster Energy NASCAR Cup entitlements, and all but two NASCAR Xfinity Series entitlements. For fiscal 2019, we have agreements in place for approximately 75.0 percent of our gross marketing partnership revenue target, which is expected to grow approximately 4.0 percent compared to 2018 actual results. This is compared to last year at this time when we had approximately 75.0 percent of our gross marketing partnership revenue target sold and had entitlements for three Monster Energy NASCAR Cup and two NASCAR Xfinity Series open or not announced. With the majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2019.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees are ISC's largest revenue source, accounting for approximately 52.0 percent of 2018 total revenues.
In August 2013, NASCAR finalized multi-platform broadcast rights agreements with NBCUniversal (“NBC”) and FOX Broadcasting Company ("FOX") for 10 years, beginning in 2015 through the 2024 season, for the broadcast and related rights for NASCAR's three national touring series. Financial terms were not disclosed, but leading industry sources estimate the combined agreements value at approximately $8.2 billion over the life of the agreement. The agreements include Spanish-language rights and the rights to stream authenticated NASCAR content over the broadcasters' affiliated digital platforms. These rights are important to the broadcasters, who can monetize alternative digital delivery methods of NASCAR content and address the shifting ways people consume live sports content. NASCAR's solid ratings, the strong demand for live sports programming, and the proliferation of on-demand content, were significant factors leading up to the broadcast rights agreement.
FOX has exclusive rights to the first 16 Monster Energy NASCAR Cup Series point races beginning each year with the prestigious DAYTONA 500. In addition, FOX retains the rights to the NASCAR Cup Series All-Star Race, The Advance Auto Parts Clash, Can-Am Duel, 14 NASCAR Xfinity Series events and the entire NASCAR Gander Outdoors Truck Series. NBC has exclusive rights to the final 20 Monster Energy NASCAR Cup Series point races including NASCAR’s playoffs, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in fiscal 2015. In fiscal 2018, NASCAR had 17 Monster Energy NASCAR Cup races on network television, the same as fiscal 2017. In fiscal 2019, NASCAR will have 16 Monster Energy NASCAR Cup races on network television.
NBC Sports Network ("NBCSN") and Fox Sports 1 have become staples in most cable packages since their launch in 2012 and 2013, respectively, appearing in more than 80 million households each. Both channels rely on NASCAR content hosting six and eight live NASCAR Cup events respectively in 2018. NASCAR content is among the highest rated programming for both channels.
NASCAR continues to deliver strong audiences in a changing media consumption environment. Even as fans of all sporting events choose to consume content through digital and social media alternatives in addition to television viewing, NASCAR's live television draw is powerful.
At the beginning of the 2018 NASCAR season, the historic 60th running of the DAYTONA 500 proved once again why it is the premiere and most significant motorsports event in the world. The race coverage and consumption garnered an average national rating of 5.3 with viewership peaking at 11.5 million, outperforming head-to-head competition with Olympics coverage on NBC and beating out the NBA All-Star Game on TBS/TNT. The television broadcast consumption was augmented with strong gains in digital and social consumption metrics (see "Digital Media Content").
During the 2018 NASCAR race season, there were 36 NASCAR Monster Energy Cup Series point events run culminating in the season finale Ford Championship weekend at Homestead-Miami Speedway. Viewership trends for major sporting events on linear television broadcast is rapidly changing, with mixed results and many experiencing declines. The NASCAR Cup Series year-over-year television ratings versus the same events last year were down approximately 20.0 percent. We believe the year-over-year trends mirror the changing consumption patterns seen in the broader sports media landscape, which include live streaming of events over various electronic devices and through various internet outlets (see "Digital Media Content"). Still, NASCAR's television audience is massive with the Cup Series events rating the number one or two viewed sporting event of the weekend 14 times during the 2018 season. NASCAR Cup Series boasts over four million unique viewers each race and 48 million unique viewers throughout the 2018 season. In addition, 2018 statistics show NASCAR's audience is highly engaged, watching a greater proportion of each NASCAR Cup Series event than the percentage viewed by audiences of other major sports events.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $325.1 million, $337.4 million and $350.8 million for fiscal 2016, 2017 and 2018, respectively. Operating income generated by these media rights were approximately $236.7 million, $245.7 million and $255.8 million for fiscal 2016, 2017 and 2018, respectively.
As media rights revenues fluctuate, so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Cup, Xfinity and Gander Outdoors Truck series sanction agreements. NASCAR event management fees ("NEM" or “NASCAR direct expenses”) are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Cup, Xfinity and Gander Outdoors Truck series events, as part of NASCAR event management fees (See “Critical Accounting Policies and Estimates - Revenue Recognition”). The NASCAR event management fees are contracted from 2016 through 2020 under the five-year sanction agreements (see "Sanctioning Bodies") and paid to NASCAR to contribute to the support and growth of the sport of NASCAR stock car racing, through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.
Digital Media Content

The evolution of the global media landscape continues as media consumption habits adjust to the proliferation of alternative content distribution channels. Media companies have worked quickly establishing new technology platforms and partnering with new content providers. The sports media market has been affected as well. A September 2017 PriceWaterhouseCoopers Sports survey identified three sports media market 'disruptors' to be as follows:

•	new content delivery platforms such as 'OTT' (over the top), digital media and applications;

•	growth in use of mobile described as "ubiquitous access to sports content"; and

•	rights holders establishing direct fan relationships via proprietary TV channels, social media, etc.
NASCAR's media strategy aims to create dynamic and engaging content that is uniquely distributed through the linear television broadcast, online/mobile sites such as NASCAR.com, and/or through social media outlets. This balanced approach helps NASCAR reach the largest audience and maximize fan engagement. Consistent with this approach, NASCAR evaluates the 'total audience engaged' by aggregating metrics for television, digital and social media consumption. Additionally, NASCAR leverages their Fan and Media Engagement Center; a powerful analytical resource used to better understand digital conversations and optimize engagement with the social community.
The 2018 Daytona 500 further demonstrated the importance of digital and social channels as a way fans consume NASCAR. A few key digital/social performance highlights from that race were as follows:

•	Digital sites generated approximately 3.1 million race day visits, up approximately 24.0 percent compared to 2017;

•	Video views on NASCAR Digital platforms were up 76.0 percent versus 2017;

•	NASCAR's revamped Fantasy game saw a near three times growth in traffic versus 2017; and

•	On social channels, 1.7 million people engaged with content on race-day, a 48.0 percent improvement over 2017, which included a doubling of engagements on both Twitter and Instagram.
Through all 36 NASCAR Monster Energy Cup Series events of the 2018 season, NASCAR Digital platforms (NASCAR.com, NASCAR Mobile web and NASCAR Mobile applications) delivered year over year growth with approximately 1.6 million average unique visitors per race day and over 200 million total visits for the season. Social media represents another important way for NASCAR to attract and engage a younger, more diverse audience. During the 2018 season, the growth trend in social media consumption metrics continued with an average of approximately 19 million per race day social impressions, and approximately 326 million video views on NASCAR's social platforms including Facebook, Twitter, Instagram, and Snapchat. The strong growth in digital and social metrics illustrates the changing way fans consume content and is evidence of the continued interest and engagement by NASCAR's audience.
We are encouraged by the growing reach and engagement that is a direct result of our industry's strategic initiatives. We expect these digital and social channels to continue to grow, and believe the industry is well positioned to monetize these channels as our fans (mirroring society-at-large) consume more content in non-traditional ways.
As the media landscape continues to evolve, we believe we are well positioned to navigate the changes because of our long-term partnerships with industry leaders FOX and NBC, who own the rights to digital distribution of NASCAR content via the current broadcast rights agreement through 2024. Collectively, we view the shifts in media consumption as positives for consumers and these shifts provide our sport the opportunity to develop and deliver compelling content in rich and diverse ways to interact with our fans. Along with NASCAR, we closely monitor changes in the television and media landscape, including positive trends with recent contracted sports rights deals. During 2018, several major sports and entertainment media rights deals were announced including with the NFL, NBA, MLB, WWE, UFC and the PGA Tour. The deals reflect the continuing demand to own and broadcast sports entertainment content, the value of digital rights in the new media paradigm and the affect that gaming will potentially have on future sports media rights. As such, NASCAR continuously monitors the broadcast environment and seeks to maximize its return on content with our partners and for the industry stakeholders.
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 88.9 percent of our revenues in fiscal 2018. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Cup series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well as promoters.

In October 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of our inventory of NASCAR Cup, Xfinity and Gander Outdoors Truck Series events. In fiscal 2018, we conducted 21 NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Gander Outdoors Truck Series events. Each sanction agreement is for a term of five years, through 2020. Other than the term, the sanction agreements are substantially similar to those entered into in previous years. The sanction agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The sanction agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the sanction agreements. NASCAR and NEM are controlled by members of the France Family Group, which controls approximately 74.7 percent of the combined voting power of the outstanding stock of ISC, as of November 30, 2018, and some members of which serve as directors and officers of ISC. We strive to ensure, and management believes that, the terms of the sanction agreements transactions are reasonable. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
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
We are confident that our prudent facility reinvestment strategy will generate incremental earnings and grow enterprise value in the following ways:

•	Improve the fan experience to drive increased ticket sales;

•	Match supply and demand and optimize our ticket pricing model;

•	Strengthen our marketing partners' value proposition to grow sponsorship and hospitality sales, achieve longer contracted terms, and increase renewal rates; and

•	Solidify prospects for long-term growth in broadcast media rights fees agreements.
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
The Hollywood Casino at Kansas Speedway provides positive cash flow to us and positive equity income in our consolidated statement of operations for fiscal 2016, 2017 and 2018. We expect for our 2019 fiscal year that our share of the cash flow from the casino's operations will be approximately $26.0 million to $27.0 million dollars.
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from Daytona International Speedway, which has crafted a strategy that will create synergy with Daytona International Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis. Several new-to-market tenants have already commenced operations at ONE DAYTONA. We substantially completed the remaining RD&E with additional tenants commencing operations throughout the remainder of fiscal 2018. Completion of The DAYTONA hotel is scheduled in early fiscal 2019 (see “Liquidity and Capital Resources - ONE DAYTONA”).

We remain interested in pursuing further developments at our other motorsports facilities, to the extent they will enhance our core business, are market-driven, and/or provide a prudent return on investment.

Current Operations Comparison
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended
	2016	2017	2018
Revenues:
Admissions, net	18.7%	18.1%	16.2%
Motorsports and other event related	72.2	73.2	75.3
Food, beverage and merchandise	6.3	6.2	5.3
Other	2.8	2.5	3.2
Total revenues	100.0	100.0	100.0
Expenses:
Direct:
NASCAR event management fees	26.0	26.6	27.4
Motorsports and other event related	20.2	20.0	21.5
Food, beverage and merchandise	4.6	4.4	4.0
Other operating expenses	0.1	0.2	1.0
General and administrative	16.6	16.6	15.8
Depreciation and amortization	15.5	16.3	15.8
Losses on retirements of long-lived assets	0.4	1.6	0.7
Total expenses	83.4	85.7	86.2
Operating income	16.6	14.3	13.8
Interest expense, net	(2.1)	(1.5)	(1.1)
Other	2.0	0.1	—
Equity in net income from equity investments	2.3	2.8	3.2
Income before income taxes	18.8	15.7	15.9
Income taxes	7.2	(0.8)	(17.5)
Net income	11.6%	16.5%	33.4%
Comparison of Fiscal 2018 to Fiscal 2017
The comparison of fiscal 2018 to fiscal 2017 is impacted by the following factors:

•	In fiscal 2017, we hosted the Ferrari World Finals at Daytona International Speedway ("Daytona"), for which there was no comparable event in fiscal 2018;

•
In fiscal 2018, we hosted the Country 500 music festival at Daytona, whereby due to certain changes in contractual agreements, a higher amount of event revenues and expenses was recorded in fiscal 2018 as compared to fiscal 2017. Concessions revenue and expense were recorded similarly for both periods. Overall attendance and concession sales in fiscal 2018 were significantly impacted by tropical storm Alberto, prior to, and during the event;

•	In fiscal 2018, we hosted a music festival at Auto Club Speedway, where this event was not held at one of our facilities in fiscal 2017;

•
During fiscal 2018, we received certain lease rents, and incurred operating expenses, related to ONE DAYTONA as a result of certain tenants commencing operations in the period, for which there was no comparable activity in the same periods of fiscal 2017 (see "ONE DAYTONA");

•	During fiscal 2018, we recognized $1.8 million, or $0.03 per diluted share, of revenue related to insurance proceeds. There was no comparable activity in fiscal 2017;

•
During fiscal 2017, we received a favorable legal settlement relating to certain facility operations of approximately $1.0 million, or $0.01 per diluted share. There was no comparable activity in fiscal 2018;

•
In fiscal 2018, we recognized approximately $0.4 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to The ISM Raceway Project that could not be capitalized. During fiscal 2017, we recognized approximately $0.6 million, or $0.01 per diluted share, of similar costs;

•
During fiscal 2018, we recognized approximately $1.2 million, or $0.02 per diluted share, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with The ISM Raceway Project and certain other capital improvements, including the infield project at Richmond Raceway. During fiscal 2017, we recognized approximately $6.2 million, or $0.08 per diluted share, of similar costs;

•
In fiscal 2018, we recognized approximately $4.3 million, or $0.07 per diluted share, of losses associated with asset retirements and demolition and/or asset relocation costs in connection with The ISM Raceway Project, capacity optimization initiatives, other facility capital improvements, including the infield project at Richmond Raceway, and to a lesser extent, ONE DAYTONA. During fiscal 2017, we recognized approximately $10.3 million, or $0.14 per diluted share, of similar charges, in connection with capacity optimization initiatives, The ISM Raceway Project and the infield project at Richmond. Included in these losses were approximately $0.9 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash charges;

•
During fiscal 2018, we capitalized approximately $4.1 million, or $0.07 per diluted share, of interest primarily relating to The ISM Raceway Project, and to a lesser extent, ONE DAYTONA. During fiscal 2017, we recognized approximately $3.9 million, or $0.05 per diluted share, of similar interest capitalization related to ONE DAYTONA and The ISM Raceway Project;

•
In fiscal 2018, our effective tax rate decreased primarily a result of tax legislation associated with the Tax Act, and, to a lesser extent one-time cumulative reductions to certain state tax liabilities. Additionally, in fiscal 2018, we recorded approximately $145.1 million, or $3.29 per diluted share, of a non-recurring, non-cash income tax benefit related to the Tax Act (see "Note 8 - Income Taxes"). There was no comparable transaction in fiscal 2017; and

•
In fiscal 2017, we recorded a non-recurring net tax benefit of approximately $46.0 million, or $1.03 per diluted share, including approximately $48.2 million, or $1.09 per diluted share, associated with the worthlessness of our investment in Motorsports Authentics, Inc., partially offset by an impairment of a deferred tax asset of approximately $2.1 million, or $0.05 per diluted share (see "Note 8 - Income Taxes"). There was no comparable transaction in fiscal 2018.

Admissions revenue decreased approximately $11.9 million, or 9.8 percent in fiscal 2018 as compared to fiscal 2017. The decrease is substantially due to lower attendance and admissions for NASCAR event weekends impacted by inclement weather at certain events, construction at ISM Raceway during the March NASCAR weekend, the aforementioned Ferrari World Finals and a general decline in attendance (see "Future Trends in Operating Results - Admissions"). Partially offsetting these decreases were increased admissions and attendance for the Rolex 24 At DAYTONA. The DAYTONA 500 and Monster Energy NASCAR Cup Series event at Watkins Glen were comparable to prior year as a result of the third and fourth consecutive sellout announcements for the events, respectively.
Motorsports and other event related revenue increased approximately $16.8 million, or 3.4 percent, in fiscal 2018 as compared to fiscal 2017. The increase is largely attributable to increases in television broadcast revenue of approximately $12.0 million. Also contributing to the increase were increases of approximately $3.7 million of revenues associated with the aforementioned music festival held at Daytona and increases of approximately $3.2 million in various other motorsports related revenues primarily driven by the new and enhanced guest experiences resulting from the projects at ISM Raceway and Richmond Raceway. Partially offsetting these increases were decreases in track rental revenues of approximately $2.1 million.
Food, beverage and merchandise revenue decreased approximately $5.6 million, or 13.6 percent, in fiscal 2018 as compared to fiscal 2017. The decrease is predominately due to lower catering and concession revenues of approximately $6.5 million due to the aforementioned lower attendance for certain NASCAR, and other events, including the aforementioned music festival at Daytona. Included in the concessions and catering reductions were approximately $1.0 million related to the aforementioned Ferrari World Finals. Further contributing to this decrease was a decrease in rights fees related to merchandise sales of approximately $1.2 million. Partially offsetting the decrease in concessions revenue were concession sales of approximately $2.1 million related to the aforementioned music festival held at Auto Club Speedway.
Other revenue increased approximately $4.3 million, or 25.3 percent, in fiscal 2018 as compared to fiscal 2017. The increase is predominately due to lease revenue from ONE DAYTONA of approximately $4.8 million, as well as the receipt of insurance proceeds of approximately $1.8 million. Partially offsetting the increase were the receipt of a favorable settlement relating to certain facility operations of approximately $1.0 million in fiscal 2017 and approximately $1.3 million related to the reduction of revenue from a business unit where its revenue generating assets were sold.

NASCAR event management fees increased by approximately $6.8 million, or 3.8 percent, in fiscal 2018 as compared to fiscal 2017. The increase in contracted NEM fees includes approximately $3.2 million attributable to the increase in television broadcast rights fees.
Motorsports and other event related expense increased by approximately $11.0 million, or 8.2 percent, in fiscal 2018 as compared to fiscal 2017. The increase is predominately due to increased costs of approximately $6.7 million related to the aforementioned music festival held at Daytona, as well as increases of approximately $5.8 million of costs for equipment rentals, used to enhance the guest experience during certain NASCAR and other events held during the period, which drove increased motorsports and other event revenues. Partially offsetting the increase were cost reductions of approximately $1.2 million of event related expenses associated with certain NASCAR and other events held during the period and approximately $0.3 million costs associated with the aforementioned Ferrari World Finals. Motorsports and other event related expenses as a percentage of combined admissions and motorsports and other event related revenue increased slightly to approximately 23.5 percent for fiscal 2018, as compared to 21.9 percent for the same period in the prior year as a result of the aforementioned items.
Food, beverage and merchandise expense decreased approximately $2.3 million, or 7.8 percent, in fiscal 2018 as compared to fiscal 2017. The decrease is primarily due to lower catering and concession expenses of approximately $3.8 million, related to the aforementioned lower food, beverage and merchandise revenues, for certain NASCAR and other events, which includes $0.8 million related to the lower attendance at the aforementioned music festival held at Daytona and catering and concessions of approximately $0.6 million related to the aforementioned Ferrari World Finals held in fiscal 2017. Partially offsetting the decrease were concessions expenses of approximately $1.6 million, related to the aforementioned music festival held at Auto Club Speedway. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 76.5 percent for fiscal 2018, as compared to 71.7 percent for the same period in the prior year. The expense percentage increase was primarily related to the aforementioned lower merchandise rights, for which no expense was associated.
Other operating expense increased approximately $4.9 million, or 307.8 percent percent, in fiscal 2018 as compared to fiscal 2017. The increase is predominately due to increased operational expenses related to ONE DAYTONA as new tenants began to start operations.
General and administrative expense decreased approximately $4.7 million, or 4.2 percent, in fiscal 2018 as compared to fiscal 2017. The decrease is primarily due to a $1.8 million reduction in property and other tax, $1.1 million reduction in maintenance expense, $1.3 million reduction of operating costs related to the sale of business assets, and $0.5 million reduction in other administrative and employee related costs. General and administrative expenses as a percentage of total revenues decreased to approximately 15.8 percent for fiscal 2018, as compared to 16.6 percent for fiscal 2017. The increased margin for the periods is predominately due to the aforementioned favorable reductions.
Depreciation and amortization expense decreased approximately $2.9 million, or 2.7 percent, in fiscal 2018, as compared to fiscal 2017. The decrease is primarily due to accelerated depreciation relating to The ISM Raceway Project, Richmond Raceway and other assets that have been fully depreciated or removed from service, partially offset by new assets placed in service associated with ONE DAYTONA.
Losses on retirements of long-lived assets increased approximately $6.1 million, or 57.6 percent, in fiscal 2018, as compared to fiscal 2017. The increase is primarily due to approximately $8.1 million in connection with capacity optimization initiatives and approximately $0.4 million related to the sale of certain assets. Partially offsetting the increase were decreases of approximately $2.4 million of costs associated with demolition and other facility capital improvements in fiscal 2018, as compared to fiscal 2017.
Interest income increased approximately $1.9 million in fiscal 2018, as compared to fiscal 2017. The increase is primarily due to higher interest rates received on cash deposits, and to a lesser extent, a slightly higher average cash balance for the comparable periods.
Interest expense decreased approximately $0.8 million, or 6.6 percent, in fiscal 2018, as compared to fiscal 2017. The decrease is predominately due to higher capitalized interest related to the ISM Raceway and Richmond Raceway and certain other capital projects, partially offset by lower capitalized interest for ONE DAYTONA as this project was substantially finished in the first quarter of fiscal 2018.
Equity in net income from equity investments in fiscal 2018 and 2017, respectively, substantially represents our 50.0 percent equity investments in Hollywood Casino at Kansas Speedway, and to a lesser extent, our 33.25 percent equity investment in the Fairfield Inn Hotel at ONE DAYTONA (see “Equity and Other Investments”). Equity in net income from equity investments increased approximately $2.7 million, or 14.0 percent, in fiscal 2018, as compared to fiscal 2017. The increase is primarily related to approximately $2.6 million higher operating profits and lower depreciation expense as a result of certain assets becoming fully depreciated from the Hollywood Casino at Kansas Speedway. Also contributing to the increase was approximately $0.1 million related to the Fairfield Inn Hotel at ONE DAYTONA, for which there was no comparable activity in the same period of the prior year.
Our effective income tax rate decreased from approximately 5.3 percent benefit to an approximately 110.0 percent benefit during fiscal 2018 compared to fiscal 2017, primarily driven by the Tax Act (see “Income Taxes”).
As a result of the foregoing, net income increased approximately $114.5 million, or $2.63 per diluted share, for fiscal 2018 as compared to fiscal 2017.
Comparison of Fiscal 2017 to Fiscal 2016

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

•
In fiscal 2017, we recognized approximately $0.6 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to The ISM Raceway Project that could not be capitalized. During fiscal 2017, we recognized approximately $0.8 million, or $0.01 per diluted share, of similar costs, predominately related to DAYTONA Rising;

•
During fiscal 2017, we recognized approximately $6.2 million, or $0.08 per diluted share, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with The ISM Raceway Project and certain other capital improvements. There were no comparable costs during fiscal 2016;

•
In fiscal 2017, we recognized approximately $10.3 million, or $0.14 per diluted share, of mostly non-cash losses associated with asset retirements and demolition and/or asset relocation costs in connection with capacity optimization initiatives, The ISM Raceway Project and other facility capital improvements, including the infield project at Richmond. Included in these losses were approximately $0.9 million of expenditures related to demolition and/or asset relocation costs. The remaining charges were non-cash charges. During fiscal 2016, we recognized approximately $2.9 million, or $0.04 per diluted share, of similar charges, in connection with DAYTONA Rising and capacity optimization initiatives. Included in these losses were approximately $0.5 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash charges;

•
During fiscal 2017, we capitalized approximately $3.9 million, or $0.05 per diluted share, of interest related to ONE DAYTONA and The ISM Raceway Project. During fiscal 2016, we recognized approximately $1.5 million, or $0.02 per diluted share, of similar interest capitalization related to ONE DAYTONA and DAYTONA Rising;

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

•
During fiscal 2016, we recognized a non-cash gain related to the transition of merchandise operations of approximately $0.8 million, or $0.01 per diluted share. There was no comparable transaction in fiscal 2017; and,

•
In fiscal 2017, we recorded a non-recurring net tax benefit of approximately $46.0 million, or $1.03 per diluted share, including approximately $48.2 million, or $1.09 per diluted share, associated with the worthlessness of our investment in Motorsports Authentics, Inc., partially offset by an impairment of a deferred tax asset of approximately $2.1 million, or $0.05 per diluted share (see "Income Tax"). There was no comparable transaction in fiscal 2016.

Fiscal 2017 admissions revenue decreased approximately $2.0 million, or 1.6 percent compared to fiscal 2016. The decrease is substantially due to the lower attendance for certain NASCAR and other events. Partially offsetting these decreases were increases due to certain price changes and service fees, admissions revenue increases for fall weekend NASCAR events held at Talladega, ISM, and Homestead-Miami, the Daytona 500 held in February, the Coke Zero 400 held in July at Daytona, and the aforementioned Ferrari World Finals.
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
General and administrative expense increased approximately $0.9 million, or 0.8 percent, in fiscal 2017 as compared to fiscal 2016. The increase is primarily due to increases in certain administrative costs of approximately $1.6 million, which include approximately $0.8 million of one-time charges. Offsetting the increase is approximately $0.8 million of costs associated with the opening of the world's first motorsports facility at Daytona in fiscal 2016, for which there were no comparable costs in the current period. General and administrative expenses as a percentage of total revenues remained consistent at approximately 16.6 percent for fiscal 2017, as compared to 16.7 percent for fiscal 2016.
Depreciation and amortization expense increased approximately $7.6 million, or 7.4 percent, in fiscal 2017, as compared to fiscal 2016. The increase is primarily due to approximately $4.8 million of accelerated depreciation relating to The ISM Raceway Project, approximately $1.0 million of accelerated depreciation on certain other capital improvements, approximately $1.4 million relating to new assets placed in service associated with ONE DAYTONA and other owned facilities and approximately $1.3 million relating to full-year impact of assets placed in service in 2016 associated with DAYTONA Rising. Partially offsetting the increase for the nine month period, is approximately $0.9 million related to assets that have been fully depreciated, or removed from service, as compared to the same respective periods in the prior year.
Losses on retirements of long-lived assets increased approximately $7.6 million, or 263.2 percent, in fiscal 2017, as compared to fiscal 2016. The increase is primarily due to approximately $8.2 million in connection with capacity optimization initiatives and approximately $0.4 million related to the sale of certain assets. Partially offsetting the increase were decreases of approximately $1.0 million of costs associated with demolition and other facility capital improvements in fiscal 2018, as compared to fiscal 2016.
Interest income increased approximately $1.0 million in fiscal 2017, as compared to fiscal 2016. The increase is due to increased interest rates received on cash deposits.
Interest expense decreased approximately $2.2 million, or 15.9 percent, in fiscal 2017, as compared to fiscal 2016. The decrease is predominately due to higher capitalized interest related to ONE DAYTONA of approximately $1.9 million, and The ISM Raceway Project of approximately $1.0 million. Partially offsetting the decrease was an approximate increase of $0.6 million related to capitalized interest associated with DAYTONA Rising in fiscal 2016, and approximately $0.1 million related to certain other projects where assets were placed in service.

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

	2016	2017	2018
Cash and cash equivalents	$263,727	$256,702	$269,011
Working capital	217,802	240,027	231,776
Total debt	262,820	259,466	255,665
At November 30, 2018, our working capital decreased slightly predominately due to the amount and timing of payments for income taxes, as compared to the prior period, and was primarily supported by our cash and cash equivalents totaling approximately $269.0 million. The increase in working capital at November 30, 2017, as compared to November 30, 2016, is predominately attributable to an increase in our income tax receivable (see "Income Taxes").
Significant cash flow items during fiscal the fiscal years ended November 30 are as follows (in thousands):

	2016	2017	2018
Net cash provided by operating activities (1)	$245,888	$191,387	$205,339
Capital expenditures (2)	(140,793)	(145,133)	(159,792)
Distribution from equity investee and affiliate (3)	25,900	25,450	26,752
Proceeds from sale of Staten Island property (4)	67,890	—	—
Proceeds from sale of ONE DAYTONA assets (5)	—	—	20,000
Equity investments and advances to affiliate (6)	(130)	(147)	—
Net proceeds (payments) related to long-term debt	(3,408)	(3,738)	(4,091)
Dividends paid and reacquisitions of previously issued common stock (6)	(74,571)	(55,590)	(54,488)
(1) Variances in net cash provided by operating activities were predominately due to the amount and timing of cash payments for income taxes. In February 2016, we received a Federal income tax refund. In fiscal 2018, Congress signed into law the Tax Act. The tax law includes significant changes to the U.S. corporate tax system including a rate reduction from 35.0 percent to 21.0 percent beginning in January of 2018 (see "Income Taxes").
(2) Fiscal 2018 and 2017 activity in capital expenditures is predominately due to ONE DAYTONA (see "ONE DAYTONA") and The ISM Raceway Project (see "The ISM Raceway Project Powered by DC Solar"). Fiscal 2016 activity in capital expenditures is predominately due to DAYTONA Rising and ONE DAYTONA.
(3) Distributions from equity investee and affiliates, consist of amounts received as distribution from their profits and returns of capital as detailed in our statement of cash flows.

(4) Proceeds from sale of Staten Island property consist of interest and principle amounts received as detailed in our consolidated statement of cash flows.
(5) Proceeds from sale of ONE DAYTONA assets (see "ONE DAYTONA")
(6) Amounts relate to dividends paid and reacquisition of previously issued common stock (see "ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES").
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2018, we have approximately $296.0 million available to draw upon under our $300.0 million revolving credit facility ("2016 Credit Facility"), if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
We continue to operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021.  This allocation will fund reinvestments for impact capital projects, (see “The ISM Raceway Project Powered by DC Solar”, "Richmond Raceway" and "Talladega Infield Project"), as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return of this invested capital in the low-to-mid single digits;

•
In addition to the aforementioned $500.0 million in capital expenditures for existing facilities, we expect we will have an additional approximate $111.0 million of capital expenditures, exclusive of capitalized interest and net of public incentives, related to ONE DAYTONA and the Shoppes at ONE DAYTONA (see "ONE DAYTONA"). We expect the returns of this investment to exceed our weighted average cost of capital; and

•
Approximately $280.0 million return of capital to shareholders through dividends and share repurchases. In fiscal 2018 we increased our dividend approximately 9.3 percent to $0.47 per share compared to $0.43 per share in fiscal 2017. For the year ended November 30, 2018, we repurchased 864,601 shares of Class A common stock on the open market at a weighted average share price of $38.01 for a total of approximately $32.9 million.  At November 30, 2018, we had approximately $138.7 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. Immediately upon receipt of the aforementioned NASCAR Offer (see Note 1), we terminated active Rule 10b5-1 plans.

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

Capital expenditures for projects, including those related to The ISM Raceway Project, Richmond Raceway and ONE DAYTONA, were approximately $159.8 million for the year ended November 30, 2018. Capital expenditures for fiscal 2018 were partially offset by the receipt of approximately $20.0 million in cash incentives related to ONE DAYTONA, (see "ONE DAYTONA"). In comparison, we spent approximately $145.1 million on capital expenditures for projects for the same period in fiscal 2017, primarily related to ONE DAYTONA and The ISM Raceway Project. For fiscal 2019, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $95.0 million and $115.0 million for existing facilities, which includes the Talladega Infield Project described below, and capital expenditures related to ONE DAYTONA and the Shoppes.
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
Our cash position and future liquidity has been further enhanced by the following:

•
In fiscal 2017, we recorded a non-recurring tax benefit of approximately $48.2 million related to the worthlessness of ISC's investment in MA (see "Income Taxes"). As a result, our cash position improved approximately $24.6 million as of November 30, 2017. In the first quarter 2018, we received a refund of estimated payments made during 2017 of approximately $19.8 million.  The balance of approximately $3.9 million will be received in subsequent periods; and

•
In December 2017, Congress passed the Tax Act. We expect the Tax Act to favorably impact our future liquidity, primarily a result of the lower single corporate tax rate from 35.0 percent to 21.0 percent, which will lower our effective tax rate and annual tax liability. Additionally, the Tax Act provides for 100.0 percent expensing of certain capital investments through 2022 (see "Income Taxes"). We will continue to evaluate the details of the Tax Act and the impact on ISC.

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
While we expect our strong cash flows to continue in the future, our financial results depend significantly on a number of factors. In addition to local, national, and global economic and financial market conditions, consumer and corporate spending could be adversely affected by security and other lifestyle conditions resulting in lower than expected future cash flows. See "Risk Factors" for discussions on postponement, cancellation, and/or disruption of our major motorsports events that could have a singular or compounded material adverse effect on our financial success and future cash flow.

Long-Term Obligations and Commitments
Our $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, and require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that ISC's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition we may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of ISC's Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2018, we were in compliance with our various restrictive covenants. At November 30, 2018, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
Our $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that ISC's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition we may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of ISC's Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2018, we were in compliance with our various restrictive covenants. At November 30, 2018, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000 principal and interest. At November 30, 2018, the outstanding principal on the 6.25 percent Term Loan was approximately $46.0 million.
At November 30, 2018, in connection with the financing of Kansas Speedway, the TIF bond totaled approximately $46.3 million, net of the unamortized discount, which is comprised of a $46.6 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bond is repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by ISC’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2018, the Unified Government had approximately $0.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In September 2016, we amended and extended our existing $300.0 million credit facility, maturing November 2017, and entered into the 2016 Credit Facility. The 2016 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. In August 2017 and August 2018, we entered into agreements to extend the maturity of the 2016 Credit Facility by one year, respectively, extending the maturity to September 2023. Interest accrues, at our option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of ISC's debt rating as determined by specified rating agencies or its leverage ratio. Certain of our wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that our leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of November 30, 2018, we were in compliance with its various restrictive covenants. At November 30, 2018, we had no outstanding borrowings under the 2016 Credit Facility.
At November 30, 2018 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2018 (in thousands):

		Obligations Due by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$257,589	$4,522	$76,134	$13,207	$163,726
Interest	77,573	13,371	23,149	18,189	22,864
Motorsports entertainment facility operating agreement	14,000	1,000	2,000	2,000	9,000
Other operating leases	105,047	11,926	20,888	17,865	54,368
Total Contractual Cash Obligations	$454,209	$30,819	$122,171	$51,261	$249,958
Commercial commitment expirations are as follows as of November 30, 2018 (in thousands):

		Commitment Expiration by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$585	$125	$255	$205	$—
Unused credit facilities	300,000	—	—	300,000	—
Total Commercial Commitments	$300,585	$125	$255	$300,205	$—

ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed-use and entertainment destination across from Daytona International Speedway, which has crafted a strategy that will create synergy with Daytona International Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis. Complementing ONE DAYTONA is the retail property adjacent to the development, known as the Shoppes at ONE DAYTONA.
We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail/dining/entertainment, a 2,500-seat movie theater, 660 hotel rooms, 1,350 residential units, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space.
The scope for the first phase of ONE DAYTONA is comprised of three components: retail, dining and entertainment (“RD&E”); hotels; and residential.
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
Prime Group has been selected as the partner for ONE DAYTONA’s residential development. Following an extensive request for proposal process, ONE DAYTONA chose the Florida developer based on their command of market demographics, development experience and expert property management systems. Prime Group is proceeding with the development in ONE DAYTONA for approximately 282 luxury apartment rental units that will add critical mass to the overall ONE DAYTONA campus. Similar to the hotel partnership, our portion of equity will be limited to our land contribution and we will share proportionately in the profits from the joint venture. Construction of the residential component will commence in 2019.
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
Several new-to-market tenants have already commenced operations at ONE DAYTONA with additional tenants having commenced operations throughout fiscal 2018. Bass Pro Shops®, America’s most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, are anchor tenants of ONE DAYTONA.
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
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of up to $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. The CDD purchased certain infrastructure assets, and specific easement rights, from ONE DAYTONA and in October 2018, ONE DAYTONA received approximately $20.0 million of the total incentive amount in cash, with $10.5 million to be received in annual payments derived from a long-term note receivable issued by the CDD. The first payment of the note receivable is expected in fiscal 2019 with maturity no later than fiscal 2046. The remainder of the incentives can be received based on certain criteria met by the project through fiscal 2046.
Total capital expenditures for ONE DAYTONA and the Shoppes, excluding capitalized interest and net of anticipated public incentives, are expected to be approximately $111.0 million. From inception, through November 30, 2018, capital expenditures totaled approximately $80.8 million, exclusive of capitalized interest and labor, net of the aforementioned public incentives. We anticipate additional spending on ONE DAYTONA and the Shoppes of approximately $26.0 million in fiscal 2019. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we may secure financing for the project upon stabilization. However, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. Through November 30, 2018, we recorded approximately $3.8 million of capitalized interest related to ONE DAYTONA, since inception.
Any future phases will be subject to prudent business considerations, for which we will provide discrete cost and return disclosures.
The ISM Raceway Project Powered by DC Solar
On November 30, 2016, we announced our Board of Directors had approved a multi-year redevelopment project ("The ISM Raceway Project") to elevate the fan and spectator experience at ISM Raceway, ISC’s 54-year-old motorsports venue. The redevelopment project focused on new and upgraded seating areas, vertical transportation options, new concourses, enhanced hospitality offerings and an intimate infield experience with greater accessibility to pre-race activities. In 2017, we announced a multi-year partnership with DC Solar that included naming the project "The ISM Raceway Project Powered by DC Solar" during the redevelopment phase, and in September 2017, we announced a long-term partnership with ISM Connect, a pioneer in smart venue technology, which included naming rights to Phoenix Raceway. Beginning in 2018, the venue is now known as ISM Raceway.
The ISM Raceway Project Powered by DC Solar is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The ISM Raceway Project cost approximately $178.0 million, including maintenance capital, before capitalized interest. Okland Construction ("Okland") was selected as general contractor of the project. Effective November 30, 2016, ISM Raceway entered into a Design-Build Agreement with Okland. The Design-Build Agreement obligated ISM Raceway to pay Okland approximately $136.0 million for the completion of the work described in the Design-Build Agreement. This amount is a guaranteed maximum price to be paid for the work, which may not change absent a requested change in the scope of work by ISM Raceway.
Construction commenced in early fiscal 2017 and was completed in November 2018. Based on the plans for the project, we have identified existing assets that were impacted by the redevelopment and required accelerated depreciation, or losses on asset retirements, totaling approximately $8.0 million in non-cash charges through November 30, 2018.
From inception, through November 30, 2018, we have incurred capital expenditures related to The ISM Raceway Project, exclusive of capitalized interest and labor, of approximately $160.9 million. Despite us not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period.  Through November 30, 2018, we recorded approximately $5.1 million of capitalized interest related to The ISM Raceway Project.
At stabilization in fiscal 2019, the redevelopment is expected to provide a full fiscal year incremental lift in ISM Raceway's EBITDA of approximately $8.5 million to $9.0 million (see "GAAP to Non-GAAP Reconciliation" for discussion on Non-GAAP financial forward looking measures). We began recognizing revenue and expense associated with the project, as a result of assets placed in service and/or benefits provided to partners, beginning late fiscal 2017.
Richmond Raceway
In June 2017, the Board of Directors approved a capital project for the redevelopment of the infield of Richmond Raceway ("Richmond Reimagined"). The new infield offers a variety of enhanced amenities for fans, teams, sponsors and other stakeholders to the iconic Richmond infield. Fan access is the focus of Richmond Reimagined, which showcases new Monster Energy NASCAR Cup Series garages with a fan-viewing walkway. The new infield continues the track’s mission of being the most fan-friendly track on NASCAR’s schedule.
Richmond Reimagined is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. Groundbreaking occurred immediately following the Monster Energy NASCAR Cup Series event in September 2017. The approximate $30.0 million project was completed in September 2018.
Talladega Infield Project
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
The infield redevelopment project is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The project is expected to cost approximately $50.0 million, which includes maintenance capital, before capitalized interest. Construction commenced in the fall of 2018 and will be complete in fall of 2019.
Racing Electronics
In November 2018, we announced our Board of Directors approved an investment for ISC to acquire the assets of Racing Electronics, including trademarks and certain other intellectual property, from Racing Electronics, and certain other assets required to provide the business services of Racing Electronics. Racing Electronics is known worldwide as a leader in motorsports communications technology and equipment for motorsports drivers, teams, series, venues, and fans, as well as the exclusive provider of FanVision technology to NASCAR and NHRA. Racing Electronics is also the Official Two-Way Radio and Race Communications Provider of 14 major sanctioning bodies including ARCA, IndyCar, NHRA, World Racing Group and USAC.
The agreement with Racing Electronics was effective January 2019, at which time we commenced operations. The approximate $8.5 million total asset investment will be reflected in our fiscal 2019 net cash used for investing activities. We expect the operations of Racing Electronics to be immediately incremental to our earnings and will be included in our 2019 earnings guidance.

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
Inflation
We do not believe that inflation has had, or will have, a material impact on our operating costs and earnings.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers"("ASC 606")” which supersedes the existing revenue recognition requirements under U.S. GAAP and eliminate industry-specific guidance. The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new guidance includes updated disclosure requirements regarding the qualitative and quantitative information of ISC’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
During 2016, the FASB issued additional interpretive guidance relating to the standard which covered the topics of principal versus agent considerations and identifying performance obligations and licensing. The standard, along with the subsequent clarifications issued, are effective for reporting periods beginning after December 15, 2017 including interim reporting periods, making it effective for our fiscal year beginning December 1, 2018. The guidance permits two methods of adoption: the full retrospective method which applies to each prior reporting period presented, and the modified retrospective method in which the cumulative effect of initially applying the new guidance is recognized as of the date of initial application as an adjustment to the opening balance of retained earnings.
We have completed our preliminary evaluation of the potential impact that adoption may have on our financial statements, including analysis of our revenue streams and associated contracts using the five-step model provided in the new standard. We have in place or plan to establish associated accounting policies, processes and system requirements to enable timely and accurate reporting, and continue to gather information for required presentation and disclosures. We have adopted ASC 606 and the related modifications as of December 1, 2018 using the modified retrospective transition. We believe the adoption will not result in a significant cumulative adjustment or materially impact future timing or classification of revenue recognition.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842): "Leases". The objective of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This Update, along with International Financial Reporting Standards 16, Leases, are the results of the FASB’s and the IASB’s efforts to meet that objective and improve financial reporting. For a public entity, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for all entities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of adopting this new guidance on our financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118") to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Act in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. We have finalized our provisional amounts in the fourth quarter of fiscal 2018 (see Note 11 - Income Taxes).
In February 2018, the FASB issued ASU No, 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently evaluating the impact of adopting this new guidance on our financial position, results of operations, statement of comprehensive income, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
Factors That May Affect Operating Results
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, including the NASCAR Offer, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We disclose the important factors that could cause our actual results to differ from our expectations in cautionary statements made in this report and in other filings we have made with the SEC. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this report and other factors set forth in or incorporated by reference in this report.

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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2018, we had no variable debt outstanding.
At November 30, 2018, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $260.8 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $3.8 million at November 30, 2018.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the “Company”) as of November 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended November 30, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 25, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1966.

Tampa, Florida
January 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
International Speedway Corporation

Opinion on Internal Control over Financial Reporting

We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, International Speedway Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of International Speedway Corporation as of November 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated January 25, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tampa, Florida
January 25, 2019

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2017	2018
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$256,702	$269,011
Receivables, less allowance of $1,000 in 2017 and 2018, respectively	37,269	42,833
Income taxes receivable	21,867	—
Prepaid expenses and other current assets	9,749	10,611
Total Current Assets	325,587	322,455
Property and Equipment, net	1,479,743	1,515,041
Other Assets:
Equity investments	86,200	81,225
Intangible assets, net	178,637	178,563
Goodwill	118,400	118,331
Other	19,625	33,745
	402,862	411,864
Total Assets	$2,208,192	$2,249,360
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,854	$4,284
Accounts payable	23,936	31,508
Deferred income	38,521	36,801
Income taxes payable	—	2,535
Other current liabilities	19,249	15,551
Total Current Liabilities	85,560	90,679
Long-Term Debt	255,612	251,381
Deferred Income Taxes	396,046	260,666
Long-Term Deferred Income	8,251	7,575
Other Long-Term Liabilities	2,801	3,101
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 24,113,778 and 23,408,516 issued and outstanding in 2017 and 2018, respectively	241	234
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,707,104 and 19,644,581 issued and outstanding in 2017 and 2018, respectively	197	196
Additional paid-in capital	430,114	425,233
Retained earnings	1,031,361	1,211,499
Accumulated other comprehensive loss	(1,991)	(1,204)
Total Shareholders’ Equity	1,459,922	1,635,958
Total Liabilities and Shareholders’ Equity	$2,208,192	$2,249,360
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2016	2017	2018
	(in thousands, except share and per share amounts)
REVENUES:
Admissions, net	$123,521	$121,505	$109,602
Motorsports and other event related	477,197	491,664	508,505
Food, beverage and merchandise	41,968	41,293	35,669
Other	18,330	16,971	21,260
	661,016	671,433	675,036
EXPENSES:
Direct:
NASCAR event management fees	171,836	178,403	185,200
Motorsports and other event related	133,322	134,136	145,093
Food, beverage and merchandise	30,142	29,593	27,278
Other operating expenses	483	1,581	6,447
General and administrative	110,345	111,279	106,566
Depreciation and amortization	102,156	109,733	106,819
Losses on retirements of long-lived assets	2,905	10,552	4,471
	551,189	575,277	581,874
Operating income	109,827	96,156	93,162
Interest income	270	1,220	3,143
Interest expense	(13,837)	(11,633)	(10,862)
Other	12,896	344	46
Equity in net income from equity investments	14,913	19,111	21,777
Income before income taxes	124,069	105,198	107,266
Income taxes	47,731	(5,625)	(118,018)
Net income	$76,338	$110,823	$225,284

Earnings per share:
Basic and Diluted	$1.66	$2.48	$5.11

Dividends per share	$0.41	$0.43	$0.47

Basic weighted average shares outstanding	45,981,471	44,648,586	44,068,713

Diluted weighted average shares outstanding	45,995,691	44,660,177	44,078,448
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended November 30,
	2016	2017	2018
	(in thousands)
Net income	$76,338	$110,823	$225,284
Other comprehensive income:
Amortization of interest rate swap, net of tax benefit of $418, $413 and $295, respectively	664	668	787
Comprehensive income	$77,002	$111,491	$226,071
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at November 30, 2015	$263	$199	$449,136	$946,940	$(3,323)	$1,393,215
Net income	—	—	—	76,338	—	76,338
Other comprehensive income	—	—	—	—	664	664
Exercise of stock options	—	—	136	—	—	136
Cash dividends ($.41 per share)	—	—	—	(18,859)	—	(18,859)
Reacquisition of previously issued common stock	(16)	—	(16,558)	(39,138)	—	(55,712)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Other	—	—	872	—	—	872
Stock-based compensation	—	—	3,706	—	—	3,706
Balance at November 30, 2016	249	197	437,292	965,281	(2,659)	1,400,360
Net income	—	—	—	110,823	—	110,823
Other comprehensive income	—	—	—	—	668	668
Exercise of stock options	—	—	528	—	—	528
Cash dividends ($.43 per share)	—	—	—	(19,241)	—	(19,241)
Reacquisition of previously issued common stock	(8)	—	(10,839)	(25,502)	—	(36,349)
Other	—	—	402	—	—	402
Stock-based compensation	—	—	2,731	—	—	2,731
Balance at November 30, 2017	241	197	430,114	1,031,361	(1,991)	1,459,922
Net income	—	—	—	225,284	—	225,284
Other comprehensive income	—	—	—	—	787	787
Exercise of stock options		—	991	—	—	991
Cash dividends ($.47 per share)	—	—	—	(20,738)	—	(20,738)
Reacquisition of previously issued common stock	(8)	—	(9,334)	(24,408)	—	(33,750)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Stock-based compensation	—	—	3,462	—	—	3,462
Balance at November 30, 2018	$234	$196	$425,233	$1,211,499	$(1,204)	$1,635,958
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2016	2017	2018
	(in thousands)
OPERATING ACTIVITIES
Net income	$76,338	$110,823	$225,284
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Staten Island property	(13,631)	—	—
Depreciation and amortization	102,156	109,733	106,819
Stock-based compensation	3,706	2,731	3,462
Amortization of financing costs	1,745	1,682	1,410
Interest and other consideration received on Staten Island note receivable	1,162	—	—
Deferred income taxes	72,936	(13,953)	(135,674)
Income from equity investments	(14,913)	(19,111)	(21,777)
Distribution from equity investee	16,067	20,274	22,932
Losses on retirements of long-lived assets, non-cash	2,399	9,648	4,471
Other, net	(277)	(177)	(608)
Changes in operating assets and liabilities
Receivables, net	6,667	(1,824)	(5,564)
Prepaid expenses and other assets	(14,751)	(1,536)	(14,594)
Accounts payable and other liabilities	4,837	(6,996)	(2,828)
Deferred income	192	1,368	(2,396)
Income taxes	1,255	(21,275)	24,402
Net cash provided by operating activities	245,888	191,387	205,339
INVESTING ACTIVITIES
Capital expenditures	(140,793)	(145,133)	(159,792)
Distribution from equity investee and affiliate	9,833	5,176	3,820
Equity investments and advances to affiliate	(130)	(147)	—
Proceeds from sale of Staten Island Property	66,728	—	—
Proceeds from sale of ONE DAYTONA assets	—	—	20,000
Proceeds from sale of assets	560	750	530
Other, net	(6)	(9)	—
Net cash used in investing activities	(63,808)	(139,363)	(135,442)
FINANCING ACTIVITIES
Payment of long-term debt	(3,408)	(3,738)	(4,091)
Deferred financing fees	(1,058)	(249)	—
Exercise of Class A common stock options	136	528	991
Cash dividends paid	(18,859)	(19,241)	(20,738)
Reacquisition of previously issued common stock	(55,712)	(36,349)	(33,750)
Net cash used in financing activities	(78,901)	(59,049)	(57,588)
Net increase (decrease) in cash and cash equivalents	103,179	(7,025)	12,309
Cash and cash equivalents at beginning of year	160,548	263,727	256,702
Cash and cash equivalents at end of year	$263,727	$256,702	$269,011
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2018
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT DEVELOPMENT: On November 9, 2018, NASCAR Holdings, Inc. (“NASCAR Holdings”) submitted a non-binding proposal to acquire all of the outstanding shares of Class A common stock and Class B common stock of International Speedway Corporation (“ISC”) that are not owned by the controlling shareholders of NASCAR Holdings (the “Family Stockholders”), for a purchase price of $42.00 per share, in cash, for each such share of ISC Class A common stock and ISC Class B common stock (the “NASCAR Offer”).
The NASCAR Offer stated that any transaction would be subject to (i) approval of the NASCAR Offer by a special committee of ISC’s independent directors (the “Special Committee”) formed to review the NASCAR Offer and negotiate with NASCAR Holdings in connection therewith; and (ii) a vote in favor of a merger by a majority of the voting power represented by the shares of the ISC Class A Common Stock and ISC Class B Common Stock held by non-Family Stockholders.
ISC’s Board of Directors has formed a Special Committee of independent directors to consider the NASCAR Offer. The Board of Directors has selected J. Hyatt Brown, Larry Aiello, Jr., Larree Renda and William Graves, to serve as the Special Committee. Mr. Brown, ISC’s lead independent director, chairs the Special Committee.
The Special Committee has retained Dean Bradley Osborne Partners LLC to act as its financial advisor and Wachtell, Lipton, Rosen & Katz to act as its legal counsel to assist and advise it in connection with its evaluation of the NASCAR Offer.
The NASCAR Offer provides that NASCAR Holdings reserves the right to withdraw or modify the NASCAR Offer at any time and no legally binding obligation with respect to any transaction will exist unless and until mutually acceptable definitive documentation is executed and delivered by ISC and NASCAR. There can be no assurance that the transaction proposed by NASCAR Holdings or any related transaction will be completed or as to the terms of any such potential transaction, including with respect to pricing or timing.
DESCRIPTION OF BUSINESS: ISC, including its wholly owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2018, the Company owned and/or operated 13 of the nation’s major motorsports entertainment facilities as follows:

Track Name	Location	Track Length
Daytona International Speedway	Daytona Beach, Florida	2.5 miles
Talladega Superspeedway	Talladega, Alabama	2.7 miles
Auto Club Speedway of Southern California	Fontana, California	2.0 miles
Michigan International Speedway	Brooklyn, Michigan	2.0 miles
Richmond Raceway	Richmond, Virginia	0.8 miles
Kansas Speedway	Kansas City, Kansas	1.5 miles
Homestead-Miami Speedway	Homestead, Florida	1.5 miles
Darlington Raceway	Darlington, South Carolina	1.3 miles
Chicagoland Speedway	Joliet, Illinois	1.5 miles
Martinsville Speedway	Martinsville, Virginia	0.5 miles
ISM Raceway	Phoenix, Arizona	1.0 miles
Watkins Glen International	Watkins Glen, New York	3.4 miles
Route 66 Raceway	Joliet, Illinois	0.25 miles
In 2018, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) NASCAR Cup Series events;

•	14 NASCAR Xfinity Series events;

•	9 NASCAR Gander Outdoors Truck Series events;

•	2 International Motor Sports Association (“IMSA”) WeatherTech SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 At DAYTONA;

•	5 Automobile Racing Club of America ("ARCA") Racing Series events;

•	One National Hot Rod Association (“NHRA”) Mello Yello Drag Racing Series event;

•	One IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel, motorcycle and other events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 683,000 grandstand seats and 583 suites. The Company also conducts, either through operations of the particular facility or through certain wholly owned subsidiaries operating under the name “Americrown,” food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.
Motor Racing Network, Inc. (“MRN”), the Company’s proprietary radio network, produces and syndicates to radio stations live coverage of the Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN provides production services for the trackside large screen video display units, at NASCAR Cup Series event weekends that take place at the Company's motorsports facilities. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs.
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
The Company maintained its cash and cash equivalents with a limited number of financial institutions at November 30, 2018.
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
In connection with the Company’s fiscal 2018 assessment of goodwill and intangible assets for possible impairment, the Company used the future discounted cash flows / income approach based on Level 3 Fair Value hierarchy. The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. The Company’s latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2018 indicated there had been no impairment and the fair value exceeded the carrying value for the respective reporting units.
During fiscal 2018, the Company believes there has been no significant change in the long-term fundamentals of its ongoing motorsports event business. The Company believes its present operational and cash flow outlook further support its conclusion. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future condition or results of operations.
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
The Company has completed its preliminary evaluation of the potential impact that adoption of Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers"("ASC 606")”, may have on its financial statements, including analysis of its revenue streams and associated contracts using the five-step model provided in the new standard. The Company has in place, or plans to establish, associated accounting policies, processes and system requirements to enable timely and accurate reporting, and continue to gather information for required presentation and disclosures. The Company has adopted ASC 606 and the related modifications as of December 1, 2018 using the modified retrospective transition. The Company believes the adoption will not result in a significant cumulative adjustment or materially impact future timing or classification of revenue recognition.
NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series event as a component of its sanction fees. The Company, as the promoter, records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
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
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $3.1 million and $2.5 million at November 30, 2017 and 2018, respectively.
BUSINESS SEGMENTS
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports event operations consist principally of racing events at its major motorsports entertainment facilities. The reporting units within the Motorsports Event segment portfolio are reviewed together as the nature of the products and services, the production processes used, the type or class of customer using our products and services, and the methods used to distribute our products or provide their services are consistent in objectives and principles, and predominately uniform and centralized throughout the Company. The consolidated domestic media rights contract, which continues through the 2024 NASCAR season, continues to be the single-largest contributor to the Company's earnings. These media rights are allocated to specific events, are not facility based, and are derived through a corporate contract, which affects all of the motorsports event facilities within the motorsports event segment. Similarly, corporate sponsorship partnership revenue is primarily derived from corporate contracts, negotiated from the Company's corporate sales team, and allocated to multiple, or all, motorsports entertainment facilities depending on the specific arrangement. Thus, the disclosure of these revenue streams, as they relate to each reporting unit, is not practical.

The Company’s remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company’s facilities, construction management services, financing and licensing operations, equity investments, and retail leasing operations, including ONE DAYTONA, are included in the “All Other” segment.
The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative (“G&A”) expenses. Corporate G&A expenses are allocated to business units based on each business unit’s net revenues to total net revenues.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred. Advertising expense was approximately $17.7 million, $17.2 million and $18.0 million for the years ended November 30, 2016, 2017 and 2018, respectively.
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
NEW ACCOUNTING PRONOUNCEMENTS: In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers"("ASC 606")” which supersedes the existing revenue recognition requirements under U.S. generally accepted accounting principles ("GAAP") and eliminate industry-specific guidance. The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new guidance includes updated disclosure requirements regarding the qualitative and quantitative information of the Company’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
During 2016, the FASB issued additional interpretive guidance relating to the standard which covered the topics of principal versus agent considerations and identifying performance obligations and licensing. The standard, along with the subsequent clarifications issued, are effective for reporting periods beginning after December 15, 2017 including interim reporting periods, making it effective for our fiscal year beginning December 1, 2018. The guidance permits two methods of adoption: the full retrospective method which applies to each prior reporting period presented, and the modified retrospective method in which the cumulative effect of initially applying the new guidance is recognized as of the date of initial application as an adjustment to the opening balance of retained earnings.
The Company has completed its preliminary evaluation of the potential impact that adoption may have on its financial statements, including analysis of its revenue streams and associated contracts using the five-step model provided in the new standard. The Company has in place or plans to establish associated accounting policies, processes and system requirements to enable timely and accurate reporting, and continues to gather information for required presentation and disclosures. The Company has adopted ASC 606 and the related modifications as of December 1, 2018 using the modified retrospective transition. The Company believes the adoption will not result in a significant cumulative adjustment or materially impact future timing or classification of revenue recognition.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842): Leases". The objective of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This Update, along with International Financial Reporting Standards 16, Leases, are the results of the FASB’s and the IASB’s efforts to meet that objective and improve financial reporting. For a public entity, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for all entities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118") to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company finalized its provisional amounts in the fourth quarter of fiscal 2018 (see Note 8 - Federal and State Income Taxes).
In February 2018, the FASB issued ASU No, 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except share and per share amounts):

	2016	2017	2018
Numerator:
Net income	$76,338	$110,823	$225,284
Basic earnings per share denominator:
Weighted average shares outstanding	45,981,471	44,648,586	44,068,713
Basic earnings per share:
Net income	$1.66	$2.48	$5.11
Denominator:
Weighted average shares outstanding	45,981,471	44,648,586	44,068,713
Common stock options	14,220	11,591	9,735
Diluted weighted average shares outstanding	45,995,691	44,660,177	44,078,448

Basic and diluted earnings per share	$1.66	$2.48	$5.11

Anti-dilutive shares excluded in the computation of diluted earnings per share	81,292	51,403	35,250

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30, (in thousands):

	2017	2018
Land and leasehold improvements	$244,539	$244,979
Buildings, grandstands and motorsports entertainment facilities	1,845,958	2,083,126
Furniture and equipment	266,622	288,946
Construction in progress	153,034	27,368
	2,510,153	2,644,419
Less accumulated depreciation	1,030,410	1,129,378
	$1,479,743	$1,515,041
Depreciation expense was approximately $102.2 million, $109.7 million and $106.7 million for the years ended November 30, 2016, 2017 and 2018, respectively. The depreciation expense for the year ended November 30, 2017 and 2018, includes approximately $6.2 million and $1.2 million, respectively, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with certain capital projects, capacity optimization initiatives and other facility capital improvements. There were no similar costs in fiscal 2016.
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA (see "Future Liquidity - ONE DAYTONA"). The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of up to $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. In October 2018, the CDD purchased certain infrastructure assets, and specific easement rights, from ONE DAYTONA. ONE DAYTONA received approximately $20.0 million of the total incentive amount in cash, with $10.5 million to be received in annual payments derived from a long-term note receivable issued by the CDD. The first payment of the note receivable is expected in fiscal 2019 with maturity no later than fiscal 2046. The remainder of the incentives can be received based on certain criteria met by the project through fiscal 2046.
The ISC Board of Directors approved the purchase of certain assets, including trademarks and certain other intellectual property, from Racing Electronics and certain other assets required to provide the business services of Racing Electronics. The asset acquisitions were completed in January 2019 for a total cost of approximately $8.5 million in cash. The Company has not yet completed the purchase price allocation as the acquisition was recently consummated, but will do so within the required one year period.

NOTE 4 — RETIREMENTS OF LONG-LIVED ASSETS
The Company recorded before-tax charges relating to retirements of long-lived assets during the fiscal years ending November 30, as follows (in thousands):

	2016	2017	2018
Losses on retirements of long-lived assets	$2,905	$10,552	$4,471
Less: cash portion of losses on asset retirements	506	904	4,314
Non-cash losses on retirements of long-lived assets	$2,399	$9,648	$157
The fiscal 2016 retirements are primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity optimization initiatives and other capital improvements.
The fiscal 2017 retirements are primarily attributable to the removal of assets not fully depreciated in connection with capacity optimization initiatives, The ISM Raceway Project Powered by DC Solar ("The ISM Raceway Project"), and other capital improvements.
The fiscal 2018 retirements are primarily attributable to the removal of certain assets not fully depreciated in connection with The ISM Raceway Project, Richmond Raceway (“Richmond”), capacity optimization initiatives, and other capital improvements.
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
The Company has accounted for Kansas Entertainment as an equity investment in its consolidated financial statements as of November 30, 2016, 2017 and 2018, respectively. The Company’s 50.0 percent portion of Kansas Entertainment’s net income was approximately $14.9 million, $19.1 million and $21.7 million for fiscal years 2016, 2017 and 2018, respectively, and is included in equity in net income from equity investments in the Company's consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment, for the years ended November 30, are recognized on the Company's consolidated statement of cash flows as follows (in thousands):

	2016	2017	2018
Distribution from profits	$16,067	$20,274	$22,853
Distribution in excess of profits	9,833	5,176	3,697
Total Distributions	$25,900	$25,450	$26,550
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
As per the partnership agreement, the Company's 33.25 percent share of equity will be limited to its non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in the Fairfield as an equity investment in its consolidated financial statements as of November 30, 2018. The Company's 33.25 percent portion of Fairfield’s net income was approximately $78.0 thousand for fiscal year 2018, and is included in equity in net income from equity investments in our consolidated statements of operations.

Autograph Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("Autograph"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate an Autograph hotel. The hotel will be situated within the ONE DAYTONA development. In June 2017, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in fiscal 2019. DHG is the managing member of the Autograph and will be responsible for the development and operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in Autograph as an equity investment in its consolidated financial statements as of November 30, 2018. The Company's 34.0 percent portion of Autograph’s net loss, from inception, through November 30, 2018 primarily consists of de minimis administrative costs that are included in net income from equity investments in the Company's consolidated statements of operations.
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
Summarized financial information of the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2016	2017	2018
Current assets	$15,856	$18,110	$19,148
Noncurrent assets	177,479	166,457	157,858
Current liabilities	17,380	18,963	18,797
Noncurrent liabilities	—	—	—
Net sales	153,276	154,524	158,322
Gross profit	82,087	83,794	86,447
Operating income	32,136	40,548	47,314
Net income	32,136	40,548	47,314
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
The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2018	$2
Estimated amortization expense for the year ending November 30:
2019	2
2020	2
2021	2
2022	2
2023	12
Goodwill was partially impaired by approximately $0.4 million and $0.1 million, as of November 30, 2017 and 2018, respectively, as a result of a sale of certain assets, some of which had goodwill associated with them.
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30, (in thousands):

	2017		2018
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(159)	$65,000	$(108)
3.95 percent Senior Notes	100,000	(286)	100,000	(244)
6.25 percent Term Loan	46,975	—	46,014	—
TIF bond debt service funding commitment	49,368	(1,432)	46,291	(1,288)
Revolving Credit Facility	—	—	—	—
	261,343	(1,877)	257,305	(1,640)
Less: current portion	4,091	(237)	4,521	(237)
	$257,252	$(1,640)	$252,784	$(1,403)

Schedule of Payments (in thousands)

For the year ending November 30:
2019	$4,522
2020	5,326
2021	70,808
2022	6,326
2023	6,881
Thereafter	163,726
257,589
Net premium	(284)
Total	$257,305
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, and require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2018, the Company was in compliance with its various restrictive covenants. At November 30, 2018, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2018, the Company was in compliance with its various restrictive covenants. At November 30, 2018, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000 principal and interest. At November 30, 2018, the outstanding principal on the 6.25 percent Term Loan was approximately $46.0 million.
At November 30, 2018, in connection with the financing of Kansas Speedway, the TIF bond totaled approximately $46.3 million, net of the unamortized discount, which is comprised of a $46.6 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bond is repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In September 2016, the Company amended and extended its existing $300.0 million credit facility, maturing November 2017, and entered into a new $300.0 million revolving credit facility (“2016 Credit Facility”). The 2016 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. In August 2017 and August 2018, the Company entered into agreements to extend the maturity of the 2016 Credit Facility by one year, respectively, extending the maturity to September 2023. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of November 30, 2018, the Company was in compliance with its various restrictive covenants. At November 30, 2018, the Company had no outstanding borrowings under the 2016 Credit Facility.
At November 30, 2018, the Company has approximately $1.2 million, net of tax, deferred in accumulated other comprehensive loss associated with a terminated interest rate swap which is being amortized as interest expense over life of the 4.63 percent Senior Notes (see above).
Total interest expense incurred by the Company for the years ended November 30, are as follows (in thousands):

	2016	2017	2018
Interest expense	$16,038	$15,713	$15,394
Less: capitalized interest	2,201	4,080	4,532
Net interest expense	$13,837	$11,633	$10,862
At November 30, 2017 and 2018, the Company recorded deferred financing costs of approximately $3.3 million and $3.0 million, respectively, net of accumulated amortization. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 8 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes for the years ended November 30, are as follows (in thousands):

	2016	2017	2018
Current tax expense (benefit):
Federal	$(27,061)	$6,888	$14,578
State	1,856	1,440	3,078
Deferred tax expense (benefit):
Federal	70,186	(10,912)	(141,944)
State	2,750	(3,041)	6,270
Provision (benefit) for income taxes	$47,731	$(5,625)	$(118,018)
The reconciliation of income tax expense (benefit) computed at the federal statutory tax rates to income tax expense (benefit) for the years ended November 30, is as follows (percent of pre-tax income):

	2016	2017	2018
Income tax computed at federal statutory rates	35.0%	35.0%	22.2%
State income taxes, net of federal tax benefit	3.2	3.2	2.8
Investment in MA	—	(43.8)	—
Tax Cuts and Jobs Act	—	—	(135.2)
Other, net	0.3	0.3	0.2
Effective income tax rate	38.5%	(5.3)%	(110.0)%

The principal cause of the increased effective income tax rate, as compared to the statutory income tax rate, for the fiscal year ended November 30, 2016 is due to increases in certain state tax rates. The principal cause of the decreased effective income tax rate, as compared to the statutory income tax rate, for the fiscal year ended November 30, 2017 is due to a non-recurring tax benefit associated with the worthlessness of our investment in Motorsports Authentics, Inc. ("MA"), discussed below. The principal cause of the decreased effective income tax rate, as compared to the statutory income tax rate, for the fiscal year ended November 30, 2018 is due to the Tax Act discussed below.
The components of the net deferred tax assets (liabilities) at November 30, are as follows (in thousands):

	2017	2018
Loss carryforwards	$13,739	$14,250
Deferred revenues	1,249	644
Accruals	2,251	1,248
Compensation related	3,294	2,271
Interest	2,084	1,386
Equity investment	860	1,145
Deferred tax assets	23,477	20,944
Valuation allowance	(2,116)	(35)
Deferred tax assets, net of valuation allowance	21,361	20,909
Amortization and depreciation	(417,127)	(281,410)
Other	(280)	(165)
Deferred tax liabilities	(417,407)	(281,575)
Net deferred tax liabilities	$(396,046)	$(260,666)
At November 30, 2018 the Company has deferred tax assets related to various state loss carryforwards totaling approximately $14.4 million that expire in varying amounts beginning in fiscal 2022. The valuation allowance at November 30, 2017 and 2018 was primarily related to state loss carryforwards that, in the judgment of management, are more likely than not to expire before realized. In evaluating the Company’s ability to recover its deferred income tax assets, it considers all available evidence, both positive and negative, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
Federal returns for fiscal years 2014 through 2017 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2013 through 2017.
A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2017	$271
Reductions for tax positions of prior years	(77)
Balance at November 30, 2018	$194

On December 22, 2017, new tax legislation, commonly referred to as the Tax Act, was enacted, which significantly changed the existing U.S. tax laws. The Tax Act reduced the corporate Federal income tax rate from 35.0 percent to 21.0 percent, eliminated the corporate alternative minimum tax, allowed 100.0 percent expensing of certain qualified capital investments through 2022 (retroactive to September 27, 2017), then reduced by 20.0 percent, per year, from 2023 through 2026, and further limited the deductibility of certain executive compensation, among other provisions. Under current accounting guidance, the Company is recognizing the effects of the Tax Act as of the enactment date, subject to SAB No. 118 (see Note 1), which provides for a provisional one-year measurement period, from the date of the enactment, for entities to finalize their accounting for certain income tax effects due to the Tax Act.

During the first quarter of fiscal 2018, as a result of the Tax Act, the Company incurred a material, non-cash reduction of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $143.9 million primarily due to the Federal income tax rate reduction from 35.0 percent to 21.0 percent. In the third quarter of fiscal 2018, the Company recorded an additional approximately $1.2 million reduction of its deferred income tax liabilities and income tax benefit as a result of the aforementioned Federal income tax rate reduction. For fiscal 2018, the Company incurred total non-cash reductions of its deferred income tax liabilities and a corresponding material income tax benefit of approximately $145.1 million due to the aforementioned Federal income tax rate reduction.

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
In March 2018, the Company was notified that its 2014 federal income tax return is under examination by the Internal Revenue Service.
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
Stock Purchase Plan
The Company has a share repurchase program (“Stock Purchase Plan”) under which it is authorized to purchase up to $530.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. Upon receipt of the aforementioned NASCAR Offer (see Note 1), the Company immediately terminated the active 10b5-1 plans. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plan through November 30, 2018, the Company has purchased 10,566,002 shares of its Class A common shares, for a total of approximately $391.3 million. In fiscal 2016, 2017 and 2018 the Company purchased 1.7 million, 1.0 million and 0.9 million shares of our Class A common shares, at an average cost of approximately $33.25, $35.76 and $38.01 per share (including commissions), for a total of approximately $55.1 million, $35.0 million and $32.9 million, respectively. Transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2018, the Company has approximately $138.7 million remaining repurchase authority under the current Stock Purchase Plan.

In April 2018, the Company's Board of Directors approved an annual dividend of $0.47 per share, for a total of approximately $20.7 million, paid on June 29, 2018, to common stockholders of record on May 31, 2018.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
The Company has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100 percent vested upon entrance to the ISC Plan. The contribution expense for the ISC Plan was approximately $1.7 million, $1.8 million and $1.9 million for the years ended November 30, 2016, 2017 and 2018, respectively.
The estimated cost to complete approved projects and current construction in progress at November 30, 2018 at the Company’s existing facilities is approximately $101.7 million. Included in Other current liabilities on the Company's Consolidated Balance Sheets are approximately $4.5 million and $4.0 million, of certain administrative costs as of November 30, 2017 and 2018, respectively.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2018, the Unified Government had approximately $0.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona International Speedway under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2018, are as follows (in thousands):

For the year ending November 30:	Operating Agreement	Operating Leases
2019	$1,000	$11,926
2020	1,000	10,898
2021	1,000	9,990
2022	1,000	9,429
2023	1,000	8,436
Thereafter	9,000	54,368
Total	$14,000	$105,047
Total expenses incurred under the track operating agreement, operating leases and all other short-term rentals during the years ended November 30, 2016, 2017 and 2018 were approximately $13.7 million, $14.7 million, and $19.9 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at November 30, 2018. At November 30, 2018, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
Mergers, such as the one proposed in the NASCAR Offer, often attract litigation from minority shareholders. On December 14, 2018, a putative class-action shareholder lawsuit was filed in the Seventh Judicial Circuit of Volusia County, Florida by attorneys on behalf of the Firemen's Retirement System of St. Louis related to the NASCAR Offer. The complaint names as defendants the Company, its directors, its CFO, NASCAR Holdings and certain of the Family Stockholders, and alleges claims for breaches of fiduciary duty and for aiding and abetting those breaches. The Company currently maintains Directors & Officers Insurance. Applicable insurance policies contain customary limitations, conditions and exclusions and are subject to a self-insured retention amount.

NOTE 11 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
On November 9, 2018, NASCAR submitted the NASCAR Offer (See note 1).
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
NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls over 74.7 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2018, and some members of which serve as directors and officers of the Company, (see "Recent Development" Note 1).
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck Series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Cup, Xfinity and Gander Outdoors Truck Series event as a component of its sanction fees. The Company, as the promoter, records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Cup, Xfinity and Gander Outdoors Truck Series events conducted at its wholly owned facilities were approximately $325.1 million, $337.4 million and $350.8 million in fiscal years 2016, 2017 and 2018, respectively. The Company recorded prize money of approximately $89.6 million, $93.3 million and $96.6 million in fiscal years 2016, 2017 and 2018, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $171.8 million, $178.4 million and $185.2 million, for the fiscal years ended November 30, 2016, 2017 and 2018, respectively. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $22.1 million and $22.9 million at November 30, 2017 and 2018, respectively.
The Company and NASCAR, along with certain NASCAR affiliates, share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space on trackside large screen video display units. The Company’s payments to NASCAR for MRN’s broadcast rights to NASCAR Gander Outdoors Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft is based on actual usage or an allocation of total actual usage. The aggregate amount received and receivable from NASCAR for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $10.2 million, $10.3 million and $11.1 million during fiscal 2016, 2017 and 2018, respectively. We believe the amounts earned from or charged by us under each of the aforementioned transactions are commercially reasonable.
IMSA, a wholly owned subsidiary of NASCAR, sanctions various events at certain of the Company’s facilities. Standard IMSA sanction agreements require racetrack operators to pay event management fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by IMSA to participants in the events. Event management fees paid by the Company to IMSA totaled approximately $1.3 million, $1.2 million and $1.3 million for the years ended November 30, 2016, 2017 and 2018, respectively.
AMA Pro Racing, an entity controlled by a member of the France Family Group, sanctions various events at certain of the Company’s facilities. Standard AMA Pro Racing sanction agreements require racetrack operators to pay event management fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by AMA Pro Racing to participants in the events. Event management fees paid by the Company to AMA Pro Racing totaled approximately $0.1 million, $0.1 million and $0.1 million during fiscal 2016, 2017 and 2018, respectively. Furthermore, the Company and AMA Pro Racing share a variety of expenses in the ordinary course of business. The aggregate amount received from AMA Pro Racing by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $0.3 million.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR, IMSA and AMA Pro Racing are commercially reasonable.
Other Related Party Transactions
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The net amount received by the Company for these items, totaled approximately $306,000, $504,000 and $374,000 during fiscal 2016, 2017 and 2018, respectively.
Cobb Cole, P.A. (“Cobb Cole”) is a law firm located in Volusia County, Florida. Kathy Crotty, the sister of W. Garrett Crotty, one of the Company’s executive officers, is a partner at Cobb Cole. The Company engaged Cobb Cole for certain legal and consulting services. The aggregate amount paid to Cobb Cole by the Company for legal and consulting services totaled approximately $93,000 and $68,000 during fiscal 2017 and 2018, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy and certain employee benefit programs. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $555,000, $519,000 and $532,000 during fiscal 2016, 2017 and 2018, respectively. In fiscal 2017 and 2018, Brown & Brown paid the Company approximately $10,000 and $17,000, respectively, for the purchase of track facility rentals. There were no comparable transactions in fiscal 2016.
One of the Company’s directors, Christy F. Harris, is Of Counsel to Kinsey, Vincent Pyle, L.C., a law firm that provided legal services to the Company during fiscal 2016, 2017 and 2018. The Company paid approximately $97,000, $158,000 and $96,000 for these services in fiscal 2016, 2017 and 2018, respectively.
We believe the amounts earned from or charged by us under each of the aforementioned transactions are commercially reasonable.
NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2016	2017	2018
Income taxes paid	$24,392	$31,424	$13,548

Interest paid	$14,199	$13,928	$13,667
NOTE 13 — LONG-TERM STOCK INCENTIVE PLAN
On November 30, 2018, the Company has three share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying consolidated statements of operations for those plans was $3.7 million, $2.7 million, and $3.5 million for the years ended November 30, 2016, 2017 and 2018, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $1.5 million, $1.3 million and $1.4 million for the years ended November 30, 2016, 2017 and 2018, respectively.
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
In April 2017, the Company’s shareholders’ approved the 2017 Long-Term Incentive Plan (the “2017 Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted and unrestricted stock, cash awards and Performance Units (as defined in the 2017 Plan) to employees, consultants and advisers of the Company capable of contributing to the Company’s performance. The Company has reserved an aggregate of 1,500,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 2017 Plan. Incentive Stock Options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1996, as amended. The 2017 Plan approved by the shareholders appoints the Compensation Committee (the “Committee”) to administer the 2017 Plan. Awards under the 2017 Plan will contain such terms and conditions not inconsistent with the 2017 Plan as the Committee in its discretion approves. The Committee has discretion to administer the 2017 Plan in the manner which it determines, from time to time, is in the best interest of the Company.
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
The Company granted 92,583, 98,295 and 89,225 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2016, 2017 and 2018, respectively, to certain officers, managers, and other employees under the Plans. The shares of restricted stock awarded vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted stock awards was $33.49, $37.10 and $41.33 per share, respectively.
The Company granted 8,073, 7,281 and 6,048 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2016, 2017 and 2018, respectively, to non-employee directors as partial compensation for their service as a director. The shares of restricted stock awarded vest at the rate of 100.0 percent on the one year anniversary after the date of grant. The weighted average grant date fair value of these restricted share awards was $33.45, $37.55 and $44.70 per share, respectively.
A summary of the status of the Company’s restricted stock as of November 30, 2018, and changes during the fiscal year ended November 30, 2018, is presented as follows:

	Restricted Shares	Weighted- Average Grant- Date Fair Value (Per Share)	Weighted- Average Remaining Contractual Term (Years)
Unvested at November 30, 2017	369,034	$34.91
Granted	95,273	41.33
Vested	(88,917)	34.98
Forfeited	(7,495)	35.12
Unvested at November 30, 2018	367,895	36.55	3.5

As of November 30, 2018, there was approximately $6.3 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of approximately 3.5 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2016, 2017 and 2018, was approximately $2.3 million, $4.7 million and $3.7 million, respectively.
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

A summary of option activity under the Stock Plan as of November 30, 2018, and changes during the year then ended is presented as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2017	62,244	$32.37
Expired	(13,889)	39.03
Exercised	(29,563)	33.52
Forfeited	—	—
Outstanding at November 30, 2018	18,792	25.65	1.0	$317,653

Vested and Exercisable at November 30, 2018	18,792	$25.65	1.0	$317,653
There were no options granted in fiscal years 2016, 2017 and 2018. There were 5,321 , 20,295 and 29,563 options exercised during fiscal years 2016, 2017 and 2018, respectively. The total intrinsic value of options exercised during fiscal year ended November 30, 2016, 2017 and 2018, was approximately $0.6 million, $0.5 million and $0.3 million, respectively. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $20,251, $84,090 and $134,651 for the fiscal years ended November 30, 2016, 2017 and 2018, respectively.
As of November 30, 2018, there was no unrecognized compensation cost related to unvested stock options granted under the Stock Plan.
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
Various inputs are considered when determining the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. These items approximate fair value due to the short-term maturities of these assets and liabilities. The Company's note receivable is a variable-based financial instrument and, therefore, its carrying value approximates its fair value. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. Fair values of long-term debt are based on quoted market prices at the date of measurement and determined by quotes from financial institutions. There have been no changes or transfers between category levels or classes.
These inputs are summarized in the three broad levels and two classes listed below:

•	Level 1 — observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

•	Recurring (R) - measured at fair value on recurring basis, subsequent to initial recognition.

•	Non-recurring (NR) - measured at fair value on nonrecurring basis, subsequent to initial recognition.
The following table presents estimated fair values and categorization levels of the Company's financial instruments as of November 20, 2017 and 2018, respectively (in thousands):

			2017		2018
Assets	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	1	R	$210,717	$210,717	$219,229	$219,229
Note Receivable	2	R	—	—	10,500	10,500

Liabilities (principal)
2016 Credit Facility	2	NR	—	—	—	—
Senior Notes	2	NR	272,709	261,342	257,305	260,778
The Company had no level 3 inputs as of November 30, 2018.
NOTE 15 — QUARTERLY DATA (UNAUDITED)
The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events.

The following table presents certain unaudited financial data for each quarter of fiscal 2017 and 2018 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28, 2017	May 31, 2017 (2)	August 31, 2017	November 30, 2017 (3)
Total revenue	$147,954	$165,275	$131,940	$226,264
Operating income (1)	33,818	18,425	2,151	41,762
Net income	21,273	13,227	265	76,058
Basic and diluted earnings per share	0.47	0.29	0.01	1.72

	Fiscal Quarter Ended
	February 28, 2018 (3)	May 31, 2018	August 31, 2018 (2)	November 30, 2018
Total revenue	$148,875	$171,679	$159,278	$195,204
Operating income	32,494	17,257	10,271	33,140
Net income	169,347	16,670	12,031	27,237
Basic and diluted earnings per share	3.83	0.38	0.27	0.62

(1) Included in operating income (loss) are losses on retirements of long-lived assets of less than $0.1 million, $0.4 million, $0.1 million, and $10.0 million, for each quarter of fiscal 2017, respectively, and $1.2 million, $0.2 million, $2.2 million, and $0.9 million for each quarter of fiscal 2018, respectively.
(2) In the second quarter of fiscal 2017, the Company received a favorable settlement relating to certain ancillary operations of approximately $1.0 million. In the third quarter of fiscal 2018, the Company received insurance proceeds of approximately $1.8 million.

(3) In the fourth quarter of fiscal 2017, the Company recognized a material income tax benefit of approximately $48.2 million. In the first quarter of fiscal 2018, the Company recognized a material income tax benefit of approximately $143.9 million. In the third quarter of fiscal 2018, the Company recognized an additional $1.2 million reduction of its deferred income tax liabilities and income tax benefit as a result of the aforementioned Federal income tax rate reduction.
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
The Company’s remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company’s facilities, construction management services, financing and licensing operations, equity investments, and retail leasing operations, including ONE DAYTONA, are included in the “All Other” segment.
The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative (“G&A”) expenses. Corporate G&A expenses are allocated to business units based on each business unit’s net revenues to total net revenues.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $2.2 million, $2.0 million and $2.0 million for the years ended November 30, 2016, 2017 and 2018, respectively. The following table shows information by operating segment (in thousands):

	For the Year Ended November 30, 2016
	Motorsports Event	All Other	Total
Revenues	$630,213	$32,953	$663,166
Depreciation and amortization	97,816	4,340	102,156
Operating income (loss)	107,690	2,137	109,827
Equity investments income	—	14,913	14,913
Capital expenditures	100,644	40,149	140,793
Total assets	1,651,845	520,815	2,172,660
Equity investments	—	92,392	92,392

	For the Year Ended November 30, 2017
	Motorsports Event	All Other	Total
Revenues	$639,615	$33,802	$673,417
Depreciation and amortization	104,885	4,848	109,733
Operating income (loss)	97,262	(1,106)	96,156
Equity investments income	—	19,111	19,111
Capital expenditures	84,238	60,895	145,133
Total assets	1,644,116	564,076	2,208,192
Equity investments	—	86,200	86,200

	For the Year Ended November 30, 2018
	Motorsports Event	All Other	Total
Revenues	$635,271	$41,811	$677,082
Depreciation and amortization	99,844	6,975	106,819
Operating income (loss)	97,402	(4,240)	93,162
Equity investments income	—	21,777	21,777
Capital expenditures	131,069	28,723	159,792
Total assets	1,675,016	574,344	2,249,360
Equity investments	—	81,225	81,225
Schedule II — Valuation and Qualifying Accounts (in thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
For the year ended November 30, 2016 Allowance for doubtful accounts	$1,000	$94	$94	$1,000
For the year ended November 30, 2017 Allowance for doubtful accounts	1,000	53	53	1,000
For the year ended November 30, 2018 Allowance for doubtful accounts	1,000	2,277	2,277	1,000

(A)	Uncollectible accounts written off, net of recoveries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2018, and during the period prior to and including the date of this report.
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
January 25, 2019
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2018, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2018, based on the specified criteria. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the headings “Directors, Nominees, and Officers” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after November 30, 2018 in connection with the solicitation of proxies for the Company’s 2019 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the heading “Executive Compensation” and under the heading “Directors, Nominees and Officers” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after November 30, 2018 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the headings “Voting Securities and Principal Holders” and under the heading “Directors, Nominees and Officers” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after November 30, 2018 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the heading under the subheading "Compensation Committee Interlocks and Insider Participation" under the heading "Executive Compensation" and under the subheadings "Directors Holding Office Until 2019 Annual Meeting", "Board Leadership" and “Certain Relationships and Related Transactions” under the heading “Directors, Nominees and Officers” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after November 30, 2018 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the heading "Registered Independent Public Accounting Firm" and subheading “Policy on Audit Committee Pre-Approval Policies and Procedures” under the heading “Registered Independent Public Accounting Firm” in the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days after November 30, 2018 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report
1. Consolidated Financial Statements listed below:
International Speedway Corporation
Consolidated Balance Sheets
— November 30, 2017 and 2018
Consolidated Statements of Operations
— Years ended November 30, 2016, 2017, and 2018
Consolidated Statements of Comprehensive Income
— Years ended November 30, 2016, 2017, and 2018
Consolidated Statements of Changes in Shareholders’ Equity
— Years ended November 30, 2016, 2017, and 2018
Consolidated Statements of Cash Flows
— Years ended November 30, 2016, 2017, and 2018
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
Dated: January 25, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lesa France Kennedy	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 25, 2019
Lesa France Kennedy

/s/ Gregory S. Motto	Executive Vice President, Chief Financial Officer and Treasurer	January 25, 2019
Gregory S. Motto

/s/ James C. France
James C. France	Chairman of the Board	January 25, 2019

/s/ Brian Z. France
Brian Z. France	Director	January 25, 2019

/s/ Larry Aiello, Jr.
Larry Aiello, Jr.	Director	January 25, 2019

/s/ J. Hyatt Brown
J. Hyatt Brown	Director	January 25, 2019

/s/ William P. Graves
William P. Graves	Director	January 25, 2019

/s/ Christy F. Harris
Christy F. Harris	Director	January 25, 2019

/s/ Morteza Hosseini – Kargar
Morteza Hosseini – Kargar	Director	January 25, 2019

/s/ Sonia M. Green
Sonia M. Green	Director	January 25, 2019

/s/ Larree M. Renda
Larree M. Renda	Director	January 25, 2019

/s/ Larry Woodard
Larry Woodard	Director	January 25, 2019