Form 10-Q
period 2019-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2019-04-04
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2019
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	❑	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	23,791,776 shares	As of February 28, 2019
Class B Common Stock	19,629,216 shares	As of February 28, 2019

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED February 28, 2019

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2018	February 28, 2019
		(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$269,011	$273,193
Receivables, less allowance of $1,000 in 2018 and 2019, respectively	42,833	86,367
Prepaid expenses and other current assets	10,611	26,528
Total Current Assets	322,455	386,088
Property and Equipment, net of accumulated depreciation of $1,129,378 and $1,157,288, respectively	1,515,041	1,512,289
Other Assets:
Equity investments	81,225	80,554
Intangible assets, net	178,563	179,832
Goodwill	118,331	118,872
Other	33,745	30,497
	411,864	409,755
Total Assets	$2,249,360	$2,308,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,284	$4,402
Accounts payable	31,508	28,152
Deferred income	36,801	71,272
Income taxes payable	2,535	9,655
Other current liabilities	15,551	14,318
Total Current Liabilities	90,679	127,799

Long-Term Debt	251,381	251,086
Deferred Income Taxes	260,666	260,615
Long-Term Deferred Income	7,575	7,428
Other Long-Term Liabilities	3,101	2,679
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 23,408,516 and 23,423,881 issued and outstanding in 2018 and 2019, respectively	234	234
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,644,581 and 19,629,216 issued and outstanding in 2018 and 2019, respectively	196	196
Additional paid-in capital	425,233	426,041
Retained earnings	1,211,499	1,233,054
Accumulated other comprehensive loss	(1,204)	(1,000)
Total Shareholders’ Equity	1,635,958	1,658,525
Total Liabilities and Shareholders’ Equity	$2,249,360	$2,308,132
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2018	February 28, 2019
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$30,562	$29,334
Motorsports and other event related	105,786	106,641
Food, beverage and merchandise	7,950	9,252
Other	4,577	5,324
	148,875	150,551
EXPENSES:
Direct:
NASCAR event management fees	29,865	30,900
Motorsports and other event related	26,035	26,388
Food, beverage and merchandise	5,629	6,578
Other operating expenses	1,209	1,908
General and administrative	25,742	29,608
Depreciation and amortization	26,739	29,259
Losses on asset retirements	1,162	381
	116,381	125,022
Operating income	32,494	25,529
Interest income	521	1,233
Interest expense	(2,885)	(3,722)
Equity in net income from equity investments	4,308	5,512
Other	15	—
Income before income taxes	34,453	28,552
Income tax (benefit) expense	(134,894)	6,997
Net income	$169,347	$21,555

Earnings per share:
Basic and diluted	$3.83	$0.50

Basic weighted average shares outstanding	44,196,489	43,420,992

Diluted weighted average shares outstanding	44,210,102	43,427,255
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	February 28, 2018	February 28, 2019
	(Unaudited)
	(In Thousands)
Net income	$169,347	$21,555
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $82 and $67, respectively	189	204
Comprehensive income	$169,536	$21,759

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2018	$234	$196	$425,233	$1,211,499	$(1,204)	$1,635,958
Activity 12/1/18 — 2/28/19:
Net income	—	—	—	21,555	—	21,555
Comprehensive income	—	—	—	—	204	204
Stock-based compensation	—	—	808	—	—	808
Balance at February 28, 2019	$234	$196	$426,041	$1,233,054	$(1,000)	$1,658,525
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2018	February 28, 2019
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$169,347	$21,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,739	29,259
Stock-based compensation	775	808
Amortization of financing costs	403	414
Deferred income taxes	(138,055)	(118)
Income from equity investments	(4,308)	(5,512)
Distribution from equity investee	4,621	5,800
Loss on retirements of long-lived assets, non-cash	1,162	381
Other, net	(517)	(126)
Changes in operating assets and liabilities:
Receivables, net	(67,048)	(43,534)
Prepaid expenses and other assets	(18,803)	(14,668)
Accounts payable and other liabilities	(2,601)	1,575
Deferred income	59,018	34,324
Income taxes	3,150	7,120
Net cash provided by operating activities	33,883	37,278
INVESTING ACTIVITIES
Capital expenditures	(8,282)	(25,009)
Distribution from equity investee	629	382
Proceeds from sale of assets	311	30
Acquisition of assets	—	(7,969)
Other, net	—	(280)
Net cash used in investing activities	(7,342)	(32,846)
FINANCING ACTIVITIES
Payment of long-term debt	(235)	(250)
Exercise of Class A common stock options	718	—
Net cash provided by (used in) financing activities	483	(250)
Net increase in cash and cash equivalents	27,024	4,182
Cash and cash equivalents at beginning of period	256,702	269,011
Cash and cash equivalents at end of period	$283,726	$273,193
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2019
(Unaudited)
1. Basis of Presentation
The accompanying consolidated interim financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information but do not include all of the information and disclosures required for complete financial statements. The consolidated balance sheet at November 30, 2018, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 28, 2018, and 2019, are not indicative of the results to be expected for the year.
RECENT DEVELOPMENT
On November 9, 2018, NASCAR Holdings, Inc. ("NASCAR Holdings") submitted a non-binding proposal to acquire all of the Company's outstanding shares of Class A common stock and Class B common stock that are not owned by the controlling shareholders of NASCAR Holdings (the “Family Stockholders”), for a purchase price of $42.00 per share, in cash, for each such share of ISC Class A common stock and ISC Class B common stock (the "NASCAR Offer").
The NASCAR Offer stated that any transaction would be subject to (i) approval by a special committee ("Special Committee") of The Company's independent directors formed to review the NASCAR Offer and negotiate with NASCAR Holdings in connection therewith; and (ii) a vote in favor of the transaction by a majority of the voting power represented by the shares of the ISC Class A Common Stock and ISC Class B Common Stock held by non-Family Stockholders.
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
The NASCAR Offer provides that NASCAR Holdings reserves the right to withdraw or modify the NASCAR Offer at any time and no legally binding obligation with respect to any transaction will exist unless and until mutually acceptable definitive documentation is executed and delivered by the Company and NASCAR Holdings. There can be no assurance that the transaction proposed by NASCAR Holdings or any related transaction will be completed or as to the terms of any such potential transaction, including with respect to pricing or timing.
2. New Accounting Pronouncements
On January 5, 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, Clarifying the Definition of a Business (ASC 805). Under ASC 805, a business is defined as having a set of assets along with 3 elements or activities—inputs, processes, and outputs. However, confusion occurs when a business does not always have outputs. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. As a result, this definition of a business under ASC 805 led some transactions to be accounted for as a business combination. The update has refined the definition of a business. Now, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update were adopted in the first quarter of fiscal 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
In May 2014, the FASB, in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), which supersedes the existing revenue recognition requirements under U.S. GAAP and eliminates industry-specific guidance. The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new guidance includes updated disclosure requirements regarding the qualitative and quantitative information of ISC’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
During 2016, the FASB issued additional interpretive guidance relating to the standard which covered the topics of principal versus agent considerations and identifying performance obligations and licensing. The standard, along with the subsequent clarifications issued, are effective for reporting periods beginning after December 15, 2017, including interim reporting periods, making it effective for our fiscal year beginning December 1, 2018. The guidance permits two methods of adoption: the full retrospective method, which applies to each prior reporting period presented, and the modified retrospective method, in which the cumulative effect of initially applying the new guidance is recognized as of the date of initial application as an adjustment to the opening balance of retained earnings. The Company has adopted ASC 606 and the related modifications as of December 1, 2018 using the modified retrospective transition and the impact of adopting this new guidance did not result in a material difference in its consolidated financial statements (see note 3).
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842): Leases". The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This update, along with International Financial Reporting Standards 16, Leases, are the result of the FASB’s and the IASB’s efforts to meet that objective and improve financial reporting. For a public business entity, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for all entities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The objective of this update is to provide specific guidance on eight cash flow classification issues and reduce the existing diversity in practice. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted the provisions of this statement in the first quarter of fiscal 2019 and the impact of adopting this new guidance did not result in a material difference in its consolidated statement of cash flows.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The objective of this update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test, which test is measuring goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill to the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2021.
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118)" to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (Tax Act) in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company finalized its provisional amounts in the fourth quarter of fiscal 2018 (see Note 11 - Income Taxes).
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period: (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
3. Revenues with Customers
The Company has applied the provisions of ASC 606 and all related appropriate guidance based on the modified retrospective method, which was applied only to the contracts which are not completed as of the date of initial application. As per the new guidance, the Company recognizes revenue under the core principle to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company has applied the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company’s contracts with customers provide for multiple promised goods and services, including admissions, food, beverage and merchandise, corporate partnerships, television broadcast and radio programming content. The Company typically analyzes the contract and identifies the performance obligations by evaluating whether the promised goods and services are capable of being distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined. The next step after identifying the performance obligations is determining the transaction price, which includes the impact of variable consideration, based on contractually fixed amounts and an estimation of variable consideration. The Company allocates the transaction price to each performance obligation based on relative stand-alone selling price. Judgment is exercised to determine the stand-alone selling price of each distinct performance obligation. The Company estimates the standalone selling price by reference to the total transaction price less the sum of the observable stand-alone selling prices of other goods or services promised in the contract. In general, transaction price is determined by estimating the fixed amount of consideration to which we are entitled for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated by the Company based on the expected value approach. The Company will then estimate variable consideration for a particular type of performance obligation, such method is consistently applied. The Company will constrain estimates of variable consideration based on its expectation of recovery from the customer. Revenues are generally recognized when control of the promised goods or services is transferred to their customers either at a point in time or over time, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

Most of the Company’s contracts have one performance obligation, the promotion of a unique motorsport event, and all consideration is allocated to that performance obligation and recognized at a point in time contemporaneous with the date of the event.

For advertising, revenue is recognized when the advertisement is broadcasted and the customer simultaneously receives and consumes benefits as the advertisements are broadcasted.

The Company may enter into multiple contracts with a single counter party at or near the same time. The Company will combine contracts and account for them as a single contract when one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective, (ii) consideration to be paid in one contract depends on the price or performance of the other contract, and (iii) goods or services promised are a single performance obligation.

Under ASC 606, the transaction price of a non-monetary exchange that has commercial substance is based on the fair value of the non-cash consideration received.

Under ASC 606, consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer. Consideration payable to a customer also includes credit or other items that can be applied against amounts owed to the entity. The Company accounts for consideration payable to a customer as a reduction of the transaction price and, therefore, of revenue unless the payment to the customer is in exchange for a distinct good or service that the customer transfers to the entity.

The Company may have contracts where there is a significant timing difference between payment and the time when control of the goods or services is transferred to the customer. The Company has adopted the practical expedient and does not adjust for the promised amount of consideration for the effects of a significant financing component if it expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Event-related revenue
The Company’s business consists principally of promoting racing events at its major motorsports entertainment facilities. The Company derives revenues primarily from (i) admissions to motorsports events and motorsports themed amusement activities held at our facilities, (ii) revenue generated in conjunction with or as a result of motorsports events and motorsports themed amusement activities conducted at our facilities, and (iii) catering, concession and merchandising services during or as a result of these events and amusement activities.

“Admissions” revenue includes ticket sales for all of our racing events and other motorsports activities and amusements, net of any applicable taxes. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted.

“Motorsports and other event related” revenue primarily includes television and ancillary media rights fees, promotion and sponsorship fees, royalties from licenses of our trademarks, fees paid by third party promoters for management of non-motorsport events, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, parking and camping revenues, track rental fees, syndication of numerous racing events, and programs through our own radio network, MRN.

“Food, beverage and merchandise” revenue includes revenues from concession stands, direct sales of souvenirs, hospitality catering, programs and other merchandise, and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our motorsports entertainment facilities.

The delivery of MRN services is recognized utilizing the output method and the measure of progress is when the advertisements are aired over the MRN network.

The delivery of all other event related services mentioned above are not considered as a separate performance obligation because our customers cannot receive the relevant benefits unless we also fulfill our obligation to deliver the event. Event related revenue is recognized on an event by event basis based on the fees allocated to the performance obligation within the underlying contractual arrangement.

Other revenue
Other revenue primarily includes revenues derived from leasing commercial space in our office and retail operations, including those at ONE DAYTONA and the Shoppes at ONE DAYTONA.

Disaggregation of revenue

In the following table, revenue is disaggregated by product line and timing of transfer of products and services. The table is in line with our reportable segments (see Note 14 - Segment Reporting).

	Three Months Ended
	February 28, 2018	February 28, 2019
Admissions	$30,562	$29,334
NASCAR Broadcasting	64,693	67,384
Corporate Sales and Other Event Related	41,093	39,257
Food, Beverage and Merchandise	7,950	9,252
Other	4,577	5,324
Total Revenues	$148,875	$150,551

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of February 28, 2019.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities are predominately related to motorsports and other event related revenues, and to a lesser extent, Admissions and Food, Beverage and Merchandise revenues. Contract liabilities of approximately $70.3 million and $7.4 million are included in current and long-term deferred revenues, respectively, on the Consolidated Balance Sheets as of February 28, 2019. For the period ended February 28, 2019, we recognized revenue associated with contract liabilities of approximately $25.7 million that were included in the contract liabilities balance at the beginning of the period.

Significant changes in the contract liabilities balances during the period are discussed below.

Transaction price allocated to the remaining performance obligations

The Company applies the optional exemptions and does not disclose: a) information about remaining performance obligations that have an original expected duration of one year or less or b) transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with the series guidance.

The typical duration of all event related and other contracts is one year or less and, as a result, the Company applies the optional exemptions and does not disclose information about remaining performance obligations that have an original expected duration of one year or less.

The Company has also elected to not disclose transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service for event related promises for those contracts that contain percentage of the sales. The fees are variable for this type of contract, and the uncertainty related to the final fee, is resolved within the current year.

Changes in Accounting Policies

The Company adopted ASC 606 with an initial application as of the first quarter of fiscal year 2019, using the Modified Retrospective transition method, and applied ASC 606 to contracts with customers that were not completed as of the date of initial application. Comparative information has not been adjusted as the application of ASC 606 resulted in similar reportable activity as under ASC 605, "Revenue Recognition - Multiple-Deliverable Revenue Arrangements", except for that disclosed below.

Unbilled Income and Deferred Income Recognition for Sponsorship Agreements
The Company previously recognized a receivable for unbilled revenue and a liability in deferred income for an amount equal to the remaining performance obligation at any reporting period. Under ASC 606, the Company will recognize a receivable and a contract liability prior to performance by either party, only if the entity has an unconditional right to payment. The Company has determined it does not have an unconditional right to receive unbilled revenue for remaining performance obligations. Accordingly, the Company will net the amount of unbilled revenue and associated deferred income at any reporting date.

Impact on the Consolidated Balance Sheet as of February 28, 2019:

Balance sheet accounts impacted by changes in accounting policies:
	As reported	Adjustments	Balances without adoption of ASC 606
Trade Receivables	86,367	17,723	104,090
Impact of Total Assets	86,367	17,723	104,090

Contract liability	70,284	17,624	87,908
Other Liabilities	14,318	99	14,417
Impact of Total Liabilities and Stockholders’ equity	84,602	17,723	102,325

There was no impact on the Consolidated Statement of Comprehensive Income.

Impact on the Consolidated Statement of Cash Flows for the three months ended February 28, 2019:

Cash flow items impacted by changes in accounting policies:
	As reported	Adjustments	Balances without adoption of ASC 606
Operating activities
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Receivables, net	(43,534)	(17,723)	(61,257)
Accounts payable and other liabilities	1,575	99	1,674
Deferred income	34,324	17,624	51,948
Impact of net adjustments to cash (used in) provided by operating activities	(7,635)	—	(7,635)

4. Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 28, 2018 and 2019, respectively (in thousands, except share and per share amounts):

	Three Months Ended
	February 28, 2018	February 28, 2019
Numerator:
Net income	$169,347	$21,555
Denominator:
Weighted average shares outstanding	44,196,489	43,420,992
Effect of dilutive securities	13,613	6,263
Diluted weighted average shares outstanding	44,210,102	43,427,255

Basic and diluted earnings per share	$3.83	$0.50

Anti-dilutive shares excluded in the computation of diluted earnings per share	54,490	18,792
5. Equity and Other Investments
Hollywood Casino at Kansas Speedway
Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc., and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, operates the Hollywood-themed casino and branded destination entertainment facility overlooking turn two at Kansas Speedway. Penn, as the managing member of Kansas Entertainment, is responsible for the operations of the casino.
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of February 28, 2018 and 2019. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $4.3 million and $5.5 million for the three months ended February 28, 2018 and 2019, respectively, and is included in Equity in net income from equity investments in the Consolidated Statements of Operations.
Pre-tax cash distributions from Kansas Entertainment for the three months ended February 28, 2018 and 2019, are recognized on the Company's Consolidated Statement of Cash Flows as follows (in thousands):

	Three Months Ended
	February 28, 2018	February 28, 2019
Distribution from profits	$4,621	$5,800
Distribution in excess of profits	629	350
Total Distributions	$5,250	$6,150

Fairfield Inn Hotel at ONE DAYTONA
Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel is situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement. Construction of the hotel was completed and operations commenced in December 2017. DHGII is the managing member of Fairfield. DHGII was responsible for the development of Fairfield and manages ongoing operations of the hotel.

As per the partnership agreement, our 33.25 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in Fairfield as an equity investment in its consolidated financial statements as of February 28, 2019. The Company's 33.25 percent portion of Fairfield’s net income is before income taxes as the joint venture is a disregarded entity for income tax purposes. For the three months ended February 28, 2019, the equity investment had losses in excess of its carrying value of approximately $0.2 million. The Company will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended. For the three months ended February 28, 2018, the Company's share of net income was less than $0.1 million, and is included in net income from equity investments in the Company's Consolidated Statements of Operations.
Pre-tax cash distributions from Fairfield for the three months ended February 28, 2019, totaled approximately $33.0 thousand. There were no distributions for the three months ended February 28, 2018.
The DAYTONA Marriott Autograph Collection Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("The DAYTONA"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate The DAYTONA. The hotel is situated within the ONE DAYTONA development. In June 2017, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in April 2019. DHG is the managing member of The DAYTONA. DHG is responsible for the development of The DAYTONA and will manage the operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in The DAYTONA as an equity investment in the Company's consolidated financial statements as of February 28, 2019. The Company's 34.0 percent portion of The DAYTONA’s net loss, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, primarily consists of de minimis administrative costs for the three months ended February 28, 2018 and 2019, respectively, and is included in net income from equity investments in the Company's Consolidated Statements of Operations.
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime Group, and DBR, was formed to own, construct, and operate the residential component of the ONE DAYTONA project. The joint venture is structured similarly to the Fairfield and The DAYTONA joint ventures, where the Company's share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. As of February 28, 2019, no contributions have been made towards the residential project at ONE DAYTONA. In March 2019, the Company's land contribution of approximately $3.7 million towards the residential component was finalized. As per the partnership agreement, the Company's 31.0 percent share of equity will be limited to its non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership, which is before income taxes as the joint venture is a disregarded entity for income tax purposes.
Other Investments
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA (see "Future Liquidity - ONE DAYTONA"). The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of up to $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. In October 2018, the CDD purchased certain infrastructure assets and specific easement rights from ONE DAYTONA. ONE DAYTONA received approximately $20.0 million of the total incentive amount in cash, with $10.5 million to be received in annual payments derived from a long-term note receivable issued by the CDD. The first payment of the note receivable is expected in fiscal 2019 with maturity no later than fiscal 2046. As of February 28, 2019, no payments have been received. The remainder of the incentives can be received based on certain criteria met by the project through fiscal 2046.
The ISC Board of Directors approved the purchase of certain assets, including trademarks and certain other intellectual property, from Racing Electronics and certain other assets required to support the business services of Racing Electronics. The asset acquisitions were completed in January 2019 for a total cost of approximately $8.2 million in cash. The acquisition meets the criteria of a business combination in accordance with ASC 805, "Business Combinations"

The following table summarizes the Company's preliminary purchase price allocation based on the fair values of the assets acquired (in thousands):

As of January 4, 2019
Inventory	$2,340
Property and equipment	4,097
Trade names and trademarks	1,010
Track access rights	260
Goodwill	541
Purchase price consideration	$8,248
Acquisition accounting and valuation processes with respect to inventory (included in prepaid expenses and other current assets in the Consolidated Balance Sheets), property and equipment, intangible assets, and goodwill, related to the acquisition completed, are preliminary and subject to adjustments within the required one year period. The preliminary track access rights will be amortized over thirty years. The trade names and trademarks is an indefinite-lived intangible asset and is not amortized.
The results of operations of Racing Electronics are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of the acquisition and included in the Motorsports Event segment. For the three months ended February 28, 2019, net revenues and operating loss generated from the acquisition were approximately $1.9 million and $0.2 million, respectively, which includes approximately $0.2 million of non-recurring, non-capitalizable acquisition costs, recognized as an expense in general and administrative costs on the Consolidated Statement of Operations.

6. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	100	20
Total amortized intangible assets	120	100	20
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	730	—	730
Total non-amortized intangible assets	178,543	—	178,543
Total intangible assets	$178,663	$100	$178,563

	February 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	288	9	279
Total amortized intangible assets	288	9	279
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	1,740	—	1,740
Total non-amortized intangible assets	179,553	—	179,553
Total intangible assets	$179,841	$9	$179,832
The increase of approximately $1.0 million in the net carrying amount of non-amortized intangible assets and $0.3 million in net carrying amount of amortized intangible assets, for the three months ended February 28, 2019, as compared to the fiscal year ended November 30, 2018, is primarily due to the acquisition of certain assets, including trademarks and other intellectual property from Racing Electronics.
The following table presents current and expected amortization expense of the existing intangible assets for each of the following periods (in thousands):

Amortization expense for the three months ended February 28, 2019	$1
Remaining estimated amortization expense for the year ending November 30:
2019	$9
2020	10
2021	10
2022	11
2023 and thereafter	239
The increase of approximately $0.5 million in the carrying value of goodwill during the three months ended February 28, 2019, relates to the acquisition of certain assets from Racing Electronics.

7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2018		February 28, 2019
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(108)	$65,000	$(96)
3.95 percent Senior Notes	100,000	(244)	100,000	(233)
6.25 percent Term Loan	46,014	—	45,764	—
TIF bond debt service funding commitment	46,291	(1,288)	46,304	(1,251)
Revolving Credit Facility	—	—	—	—
	257,305	(1,640)	257,068	(1,580)
Less: current portion	4,521	(237)	4,639	(237)
	$252,784	$(1,403)	$252,429	$(1,343)
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 28, 2019, the Company was in compliance with its various restrictive covenants. At February 28, 2019, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 28, 2019, the Company was in compliance with its various restrictive covenants. At February 28, 2019, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At February 28, 2019, the outstanding principal on the 6.25 percent Term Loan was approximately $45.8 million.
At February 28, 2019, the outstanding taxable special obligation revenue (“TIF”) bond, in connection with the financing of Kansas Speedway, totaled approximately $46.3 million, net of the unamortized discount, which is comprised of a $46.6 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bond is repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2016 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions and provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options, extending the maturity to September 2023. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of:

i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of February 28, 2019, the Company was in compliance with its various restrictive covenants. At February 28, 2019, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $1.3 million, have been deferred and are included in other assets as of February 28, 2019.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing. At November 30, 2018 and February 28, 2019, the Company recorded deferred financing costs of approximately $3.0 million and $2.9 million, respectively, net of accumulated amortization.
Total interest expense incurred by the Company for the three months ended February 28, 2018 and 2019, respectively, is as follows (in thousands):

	Three Months Ended
	February 28, 2018	February 28, 2019
Interest expense	$3,852	$3,785
Less: capitalized interest	967	63
Net interest expense	$2,885	$3,722
8. Financial Instruments
In accordance with the “Financial Instruments” Topic, ASC 825-10, and in accordance with the “Fair Value Measurements and Disclosures” Topic, ASC 820-10, additional clarification and disclosure is required about the use of fair value measurements. These topics discuss key considerations in determining fair value in such markets and expanding disclosures on recurring fair value measurements, using unobservable inputs (Level 3).
Various inputs are considered when determining the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. These items approximate fair value due to the short-term maturities of these assets and liabilities. The Company's note receivable is a variable-based financial instrument and, therefore, its carrying value approximates its fair value. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. Fair values of long-term debt are based on quoted market prices at the date of measurement and determined by quotes from financial institutions. There have been no changes or transfers between category levels or classes.
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

The following table presents estimated fair values and categorization levels of the Company's financial instruments as of November 30, 2018 and February 28, 2019, respectively (in thousands):

			November 30, 2018		February 28, 2019
Assets	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Money market funds	1	R	$219,229	$219,229	$230,740	$230,740
Note Receivable	2	R	10,500	10,500	10,500	10,500

Liabilities (principal)
Senior Notes	2	NR	257,305	260,778	257,056	263,225
The Company had no level 3 inputs as of February 28, 2019.

9. Capital Stock
Stock Purchase Plan
The Company has a share repurchase program (“Stock Purchase Plan”), under which it is authorized to purchase up to
$530.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock
Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. The Company terminated the active 10b5-1 plans upon receipt of the aforementioned NASCAR Offer (see Note 1). No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Stock Purchase Plan, through February 28, 2019, the Company has purchased 10,566,002 shares of its Class A common shares, for a total of approximately $391.3 million. The Company did not purchase any shares of its Class A common shares during the three months ended February 28, 2019. At February 28, 2019, the Company had approximately $138.7 million remaining repurchase authority under the current Stock Purchase Plan.

10. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2018	February 28, 2019
Terminated interest rate swap, net of tax benefit of $1,050 and $983, respectively	$(1,204)	$(1,000)
11. Income Taxes
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017, was enacted, which significantly changed the existing U.S. tax laws. The Tax Act reduced the corporate Federal income tax rate from 35.0 percent to 21.0 percent, eliminated the corporate alternative minimum tax, allowed 100.0 percent expensing of certain qualified capital investments through 2022 (retroactive to September 27, 2017), and further limited the deductibility of certain executive compensation, among other provisions. Under current accounting guidance, the Company recognized the effects of the Tax Act as of the enactment date.
During the first quarter of fiscal 2018, as a result of the Tax Act, the Company incurred a material, non-cash reduction of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $143.9 million primarily due to the Federal income tax rate reduction from 35.0 percent to 21.0 percent.
The Company's effective income tax rate was approximately 24.5 percent for the three months ended February 28, 2019, and approximately (391.5) percent for the three months ended February 28, 2018.
The increase in the effective income tax rate for the three months ended February 28, 2019, as compared to the same period in the prior year, is substantially due to the material income tax benefit and income tax rate reduction associated with the Tax Act, including the aforementioned reduction in deferred income tax liability, in the first quarter of fiscal 2018.
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
NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 74.7 percent of the combined voting power of the outstanding stock of the Company as of February 28, 2019, and some members of which serve as directors and officers of the Company.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series event as a component of its sanction fees. The Company, as the promoter, records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity, and Gander Outdoors Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $65.1 million and $68.0 million for the three months ended February 28, 2018 and 2019, respectively. The Company recorded prize money of approximately $18.1 million and $18.8 million for the three months ended February 28, 2018 and 2019, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted, as well as fees paid to NASCAR for sanctioning and officiating of the events. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $29.9 million and $30.9 million for the three months ended February 28, 2018 and 2019, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within Kansas Speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 28, 2019, the Unified Government had approximately $0.5 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $3.1 million at February 28, 2019. At February 28, 2019, there were no amounts drawn on the standby letters of credit.
In September 2018, the Company announced a Comprehensive Ticket and Travel Protection Program that allows guests who purchase a grandstand ticket the ability to exchange tickets for a rescheduled NASCAR event at an ISC facility for a future NASCAR event within the ISC portfolio, certain restrictions apply. Should an event be rescheduled to a different date due to inclement weather, and a guest chooses to take advantage of ISC's Weather Protection Program, revenue related to that grandstand ticket would be deferred until earned, which is when the guest's selected event is conducted. At February 28, 2019, there were no events rescheduled due to inclement weather that would require the deferral of revenues.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

Mergers, such as the one proposed in the NASCAR Offer, which the Company previously discussed the NASCAR Offer in its report on Form 10-K for the fiscal year ended November 30, 2018, often attract litigation from minority shareholders. On December 14, 2018 a putative class-action shareholder lawsuit was filed in the Seventh Judicial Circuit of Volusia County, Florida by attorneys on behalf of the Firemen's Retirement System of St. Louis related to the NASCAR Offer. The complaint names as defendants: the Company, its directors, its CFO, NASCAR Holdings, and certain of the Family Stockholders, and alleges breach of fiduciary duty and for aiding and abetting those breaches. The Company currently maintains Directors & Officers Insurance. Applicable insurance policies contain certain customary limitations, conditions and exclusions and are subject to a self-insured retention amount.

14. Segment Reporting
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports event operations consist principally of racing events at its major motorsports entertainment facilities. The reporting units within the motorsports segment portfolio are reviewed together as the nature of the products and services, the production processes used, the type or class of customer using our products and services, and the methods used to distribute our products or provide their services are consistent in objectives and principles, and predominately uniform and centralized throughout the Company. The consolidated industry domestic media rights contract, which continues through the 2024 NASCAR season, continues to be the single-largest contributor to the Company's earnings. These media rights are allocated to specific events, are not facility based, and are derived through a corporate contract, which affects all of the motorsports event facilities within the motorsports event segment. Similarly, corporate sponsorship partnership revenue is primarily derived from corporate contracts, negotiated by the Company's corporate sales team, and allocated to multiple, or all, motorsports entertainment facilities depending on the specific arrangement. Thus, the disclosure of these revenue streams, as they relate to each reporting unit, is not practical.
The Company’s remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, non-motorsports events, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company’s facilities, construction management services, financing and licensing operations, equity investments and retail and commercial leasing operations are included in the “All Other” segment.
The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative (“G&A”) expenses. Corporate G&A expenses are allocated to business units based on each business unit’s net revenues to total net revenues.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended February 28, 2018 and 2019, respectively (in thousands):

	Three Months Ended February 28, 2018
	Motorsports Event	All Other	Total
Revenues	$143,778	$5,462	$149,240
Depreciation and amortization	25,168	1,571	26,739
Operating income (loss)	34,421	(1,927)	32,494
Capital expenditures	3,735	4,547	8,282
Total assets	1,704,921	614,045	2,318,966
Equity investments	—	85,257	85,257
	Three Months Ended February 28, 2019
	Motorsports Event	All Other	Total
Revenues	$144,933	$5,957	$150,890
Depreciation and amortization	27,392	1,867	29,259
Operating income (loss)	27,465	(1,936)	25,529
Capital expenditures	18,186	6,823	25,009
Total assets	1,704,374	603,758	2,308,132
Equity investments	—	80,554	80,554
Intersegment revenues were approximately $0.4 million and $0.3 million for the three months ended February 28, 2018 and 2019, respectively.
During the three months ended February 28, 2019, revenues in the Motorsports Event segment included approximately $1.9 million related to Racing Electronics, for which there was no comparable activity in the same period of the prior year.
During the three months ended February 28, 2019, revenues in the All Other segment have increased by approximately $0.5 million, as compared to the same period in the prior year. The increase in the current three month period is predominantly related to lease revenue from ONE DAYTONA, as new tenants opened during fiscal 2019.
Capital expenditures related to the All Other segment increased approximately $2.3 million for the three months ended February 28, 2019, as compared to the same period in the prior year. The increase is substantially related to the construction activity at The Shoppes at ONE DAYTONA.

During the three months ended February 28, 2019, the Company recognized $0.9 million, of accelerated depreciation, due to shortening the service lives of certain assets associated with the infield project at Talladega. During the three months ended February 28, 2018, the Company recognized $0.9 million of accelerated depreciation due to shortening the service lives of certain assets, associated with The ISM Raceway Project and the infield project at Richmond.
During the three months ended February 28, 2019, the Company recognized $0.3 million, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with the infield project at Talladega. During the three months ended February 28, 2018, the Company recognized $1.1 million of similar costs associated with ONE DAYTONA and capacity initiatives.

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
We apply the equity method of accounting for our investments in joint ventures and other investees whenever we can exert significant influence on the investee but do not have effective control over the investee. Our consolidated net income includes our share of the net earnings or losses from these investees. Our judgment regarding the level of influence over each equity investee includes considering factors such as our ownership interest, board representation and policy making decisions. We periodically evaluate these equity investments for potential impairment where a decline in value is determined to be other than temporary. We eliminate all significant intercompany transactions from financial results.

Revenue Recognition. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. Should an event be rescheduled to a different date due to inclement weather, and a guest choose to take advantage of our Weather Protection Program, revenue related to that grandstand ticket will be deferred until earned, which is when the guest's selected event is conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues.
We have completed our evaluation of the impact that adoption of Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), which included analysis of our revenue streams and associated contracts using the five-step model provided in the new standard. We have in place, associated accounting policies, processes and system requirements, to enable timely and accurate reporting for required presentation and disclosures. We have adopted ASC 606 and the related modifications as of December 1, 2018 using the modified retrospective transition. The adoption did not result in a cumulative adjustment or materially impact future timing or classification of revenue recognition (see Note 3).
NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series event as a component of its event management fees. We, as the promoter, record 90.0 percent of the gross broadcast rights fees as revenue and then record 25.0 percent of the gross broadcast rights fees as part of the awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
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
Business Combinations. All business combinations are accounted for in accordance with ASC 805 - Business Combinations. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and the International Motor Sports Association ("IMSA") series. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered an operating expense or a capital asset is a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also is a matter of judgment. Our depreciation expense for financial statement purposes is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based upon our experience with similar assets, industry, legal and regulatory factors and our expectations of the usage of the asset. Whenever events or circumstances occur, which change the estimated useful life of an asset, we account for the change prospectively.
During the three months ended February 28, 2018, and 2019, we recorded approximately $1.2 million and $0.4 million, respectively, of before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities.
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
As of February 28, 2019, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 78.5 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
We follow applicable authoritative guidance on accounting for goodwill and other intangible assets, which specifies, among other things, non-amortization of goodwill and other intangible assets with indefinite useful lives, and requires testing for possible impairment, either upon the occurrence of an impairment indicator or at least annually. We complete our annual testing in our fiscal fourth quarter based on assumptions regarding our future business outlook and expected future discounted cash flows attributable to such assets (using the fair value assessment provision of applicable authoritative guidance), supported by quoted market prices or comparable transactions where available or applicable.
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
In connection with our fiscal 2018 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2018 indicated there had been no impairment and the fair value exceeded the carrying value for the respective reporting units.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee, but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $80.6 million at February 28, 2019.
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
In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC 740, “Income Taxes.” Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0 percent likelihood of being realized upon the ultimate settlement. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
Kansas Entertainment, LLC (“Kansas Entertainment”), a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc., and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, operates the Hollywood-themed casino and branded destination entertainment facility, overlooking turn two at Kansas Speedway. Penn, as managing member of Kansas Entertainment, is responsible for the operations of the casino.
We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of February 28, 2018 and 2019. Our 50.0 percent portion of Kansas Entertainment’s net income, before income taxes, was approximately $4.3 million and $5.5 million for the three months ended February 28, 2018 and 2019, respectively, and is included in income from equity investments in the Consolidated Statements of Operations.
Pre-tax distributions from Kansas Entertainment for the three months ended February 28, 2018 and 2019, totaling approximately $5.3 million and $6.2 million, respectively, consist of approximately $4.6 million and $5.8 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on our consolidated statement of cash flows. The remaining approximately $0.6 million and $0.4 million received, for the three months ended February 28, 2018 and 2019, respectively, was recognized as a return of capital from investing activities on our Consolidated Statement of Cash Flows.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel is situated within the ONE DAYTONA development. In June 2016, DBR contributed land to the joint venture as per the agreement. Construction of the hotel was completed and operations commenced in December 2017. DHGII is the managing member of Fairfield. DGHII was responsible for the development of Fairfield and manages ongoing operations of the hotel.
As per the partnership agreement, our 33.25 percent share of equity will be limited to our non-cash land contribution, and we will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in Fairfield as an equity investment in our consolidated financial statements as of February 28, 2019. Our 33.25 percent portion of Fairfield’s net income/loss is before income taxes. For the three months ended February 28, 2019, the equity investment had losses in excess of its carrying value of approximately $0.2 million. We will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended. For the three months ended February 28, 2018, our share of net income was less than $0.1 million, and is included in net income from equity investments in our Consolidated Statements of Operations.
Pre-tax cash distributions from Fairfield for the three months ended February 28, 2019, were $33.0 thousand. There were no distributions for the three months ended February 28, 2018.

The DAYTONA, a Marriott Autograph Collection Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("The DAYTONA"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate The DAYTONA. The hotel is situated within the ONE DAYTONA development. In June 2017, DBR contributed land to the joint venture as per the agreement and vertical construction of the hotel has commenced and is expected to open in April 2019. DHG is the managing member of The DAYTONA. DHG is responsible for the development of The DAYTONA and will manage operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity will be limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in The DAYTONA as an equity investment in our consolidated financial statements as of February 28, 2019. Our 34.0 percent portion of The DAYTONA’s net loss, which is before income taxes, primarily consists of de minimis administrative costs for the three months ended February 28, 2018 and 2019, respectively, and is included in net income from equity investments in our Consolidated Statements of Operations.
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime Group, and DBR, was formed to own, construct and operate the residential project at ONE DAYTONA. The joint venture is structured similarly to the Fairfield and The DAYTONA joint ventures, where our share of equity will be limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. As of February 28, 2019, no contributions have been made towards the residential component of the ONE DAYTONA project. In March 2019, our land contribution of approximately $3.7 million towards the residential component was finalized. As per the partnership agreement, our 31.0 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership, which is before income taxes as the joint venture is a disregarded entity for income tax purposes.
Income Taxes
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"), was enacted, which significantly changed existing U.S. tax laws. The Tax Act reduced the corporate Federal income tax rate from 35.0 percent to 21.0 percent, eliminated the corporate alternative minimum tax, allowed 100.0 percent expensing of certain qualified capital investments through 2022 (retroactive to September 27, 2017), and further limited the deductibility of certain executive compensation, among other provisions. Under current accounting guidance, the Company recognized the effects of the Tax Act as of the enactment date.
During the first quarter of 2018, as a result of the Tax Act, we incurred a material, non-cash reduction of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $143.9 million.
Our effective income tax rate was approximately 24.5 percent for the three months ended February 28, 2019, as compared to (391.5) percent, for the same period of the prior year.
The increase in the effective income tax rate for the three months ended February 28, 2019, as compared to the same period in the prior year, is substantially due to the material income tax benefit and income tax rate reduction associated with the Tax Act, including the aforementioned reduction in deferred income tax liability, in the first quarter of fiscal 2018.
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
Looking to the future, we believe a healthy, broader U.S. economy, aided by the Tax Act and coupled with ISC's, and the industry's long-term strategies, will provide an environment for improved profitability. NASCAR has secured its broadcast rights through the 2024 season, which benefits our entire industry. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us long-term cash flow visibility. Management believes the strategic initiatives and investments our Company and the motorsports industry have undertaken will slow recent trends, grow the sport and strengthen the long-term health of our Company.

The industry has committed to growing the sport by implementing growth initiatives that support NASCAR's industry-wide strategic plan. NASCAR's stated objective is to broaden NASCAR's appeal with current fans and attract new demographics to the sport with the following focused industry initiatives:

•	Attract and retain new fans including young adults, youth and growth demographics;

•	Grow fan engagement with richer content, consumption channels and memorable live-event experiences;

•	Elevate/cultivate driver star power; and

•	Maximize utilization of industry marketing assets and participation.
As part of the industry plan, NASCAR implemented several innovations focused on improving the on-track product and increasing its appeal to our fans. These include the following:

•	Enhancements to NASCAR's playoffs, including elimination rounds leading up to the championship event for the three national touring series;

•	Three stage racing format, similar to quarters or halves in other sports;

•	Knockout group qualifying formats;

•	Overtime rules to address races that previously ended while under caution; and

•	Refined aerodynamic and downforce specifications that provide the driver greater control of the car.
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
For the 2017 NASCAR season, the stage based racing format, which breaks the race approximately into thirds, was announced with several goals in mind. First, it provides three periods of racing with natural breaks during the race for fans. Second, the stages are scored independently, with points awarded for finishing in each stage, that contribute toward the championship. While the greatest amount of points are awarded for ultimately winning the race, the format provides a strong incentive for the drivers to compete throughout the race, rather than waiting until later in the race, which raises the level of excitement throughout for the viewing audience.
Industry and fan feedback continues to be positive regarding these changes, with a vast majority of fans embracing the format enhancements. We anticipate continued favorable momentum at our future playoff related events as we move forward.
In March 2019, NASCAR announced significant, dynamic changes to the 2020 NASCAR Cup Series schedule, with intriguing shifts during both the regular season and the Playoffs. The changes reflect NASCAR response to fan and industry stakeholder feedback for sweeping changes to the schedule. The changes to the 2020 NASCAR Cup Series schedule are a result of unprecedented consensus-building between NASCAR, race tracks operators, and broadcast partners.
We support NASCAR's industry strategy on a number of fronts. We have committed to improving our major motorsports facilities to enhance guest experiences and strengthen fan engagement. Specifically, one of the most ambitious and important projects in our history was the redevelopment of the frontstretch of Daytona International Speedway, our 61-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports complex featuring unique experiences for our guests and new innovative marketing platforms for our corporate partners, broadcasters and industry stakeholders. Fan and stakeholder feedback continues to be overwhelmingly positive, and financial results from opening in fiscal 2016 through Speedweeks of fiscal 2019 exceeded expectations. We believe that Daytona International Speedway's elevated customer experiences will continue to drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. We also believe that this strategic investment will positively influence consumer and corporate involvement in the sport, and drive long-term value for our broadcast partners.
In early fiscal 2017, we announced as part of our strategic plan and capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), that the ISC Board of Directors approved a project for the redevelopment of the grandstands and infield for Phoenix Raceway, now known as ISM Raceway. The modernization project, known as The ISM Raceway Project (see "Liquidity and Capital Resources - The ISM Raceway Project "), cost approximately $178.0 million and addressed critical facility maintenance, and other improvements to enhance the fan experience, provide valuable marketing assets for new sponsorship opportunities, and create updated infield amenities, including the 'ultimate race day INfield fan experience', where fans can view firsthand, drivers and crews setting up their cars before the race. ISM Raceway is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup Series weekends, the latter being the second to the last Monster Energy NASCAR Cup Series event in the playoffs. The track is a fan-favorite, unique racetrack configuration in the eleventh largest major media market of the United States. ISM Raceway is located near Phoenix, Arizona, an attractive but competitive marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience and provide a sustainable financial return. In late September 2017, ISM Raceway and ISM Connect, a pioneer in smart venue technology, announced a multi-year partnership that includes naming rights for the Raceway’s modernized venue, as well as the installation of a groundbreaking digital fan engagement experience. Beginning in fiscal 2018, the venue was re-named ISM Raceway. The ISM Raceway Project was completed in November 2018.
Admissions
Generating excess demand to attend our live events while providing the optimal supply of high-quality seating inventory, is an important principle of our operating strategy. By effectively managing both ticket prices and seating capacity across customer segments and price points, we have historically driven early ticket renewals and greater advance ticket sales. Greater advance ticket sales provide us many benefits, such as earlier cash inflow, and reduces the potential negative impact of actual or forecasted inclement weather as event-day approaches.
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
In September 2018, we announced a Comprehensive Ticket and Travel Protection Program that allows guests who purchase a grandstand ticket the ability to exchange tickets for a rescheduled NASCAR event at an ISC facility for a future NASCAR event within the ISC portfolio. The ISC Weather Protection Program applies to all paid consumer grandstand tickets to NASCAR races at any ISC facility rescheduled to a different date due to inclement weather. The aforementioned unused grandstand ticket can be exchanged for a same-series ticket of equal or lesser face value based on event and seating location availability, with the exception of the DAYTONA 500. The DAYTONA 500 is the most prestigious event in NASCAR. If the DAYTONA 500 is postponed, DAYTONA 500 ticket holders may exchange their tickets for any ISC event or the following year’s DAYTONA 500 event. We believe this initiative will encourage fans to purchase tickets earlier in the sales cycle, providing assurance when planning a ticket purchase. Supplementing the ISC Weather Protection Program, ticket purchasers can take advantage of TicketGuardian's FanShield insurance technology, which offers fans additional protection, for a low additional cost, if unable to attend an event.
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
In recent years, attendance at NASCAR events has faced headwinds. While the 2019 DAYTONA 500 recorded the fourth consecutive sell-out of grandstands, admissions revenue for all NASCAR Cup series events held at our facilities during the first quarter of fiscal 2019 declined approximately 4.0 percent. In fiscal 2018, admissions revenue for NASCAR Cup series events declined approximately 10.7 percent. Recent retirements of fan favorite drivers, inclement weather causing delay and/or postponement of events, and a general declining trend in attendance at live sporting events affecting many sports, among others, have attributed to this decline. We believe the aforementioned strategies aimed at improving the guest experience, for those attending motorsports events at our facilities, and providing guests with several options at a good value, will offset this trend in the future.
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
As of March 2019, we have sold all but two Monster Energy NASCAR Cup entitlements. In the first quarter of fiscal 2019, we were informed of a bankruptcy proceeding for a sponsor. The degree of collectability of revenues related to this sponsor, and corresponding operating expenses, has been accounted for in our current reported balances and our fiscal 2019 projections. For fiscal 2019, we currently have agreements in place for approximately 86.0 percent of our gross marketing partnership revenue target. This is compared to last year at this time when we had approximately 87.0 percent of our gross marketing partnership revenue target sold and had entitlements for one Monster Energy NASCAR Cup and one NASCAR Xfinity Series open or not announced. With the majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2019.
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
At the beginning of the 2019 NASCAR season, the DAYTONA 500 proved once again why it is the premiere and most significant motorsports event in the world. The race coverage and consumption garnered an average national rating of 5.31 on FOX with viewership peaking at 11.4 million, outperforming head-to-head competition with the NBA All-Star Game by 35.0 percent. The television broadcast consumption was augmented with strong performance in digital and social consumption metrics (see "Digital Media Content").
Viewership for the NASCAR Cup Series is up approximately 7.0 percent over prior year, and ranked the number one or two most viewed sport event of the weekend through the first seven events of the 2019 season.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $64.7 million and $67.4 million for the three months ended February 28, 2018 and 2019, respectively. Operating income generated by these media rights was approximately $47.4 million and $48.9 million for the three months ended February 28, 2018 and 2019, respectively.
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
The 2019 DAYTONA 500 further demonstrated the importance of digital and social channels as a way fans consume NASCAR. A few key digital/social performance highlights from that race were as follows:

•	Digital sites generated approximately 2.4 million race day visits, up approximately 54.0 percent compared to 2018 representing the highest product engagement digital has ever had on a race day

•	On social channels, 1.2 million people engaged with content on race-day, with approximately 5.3 million video views generated by NASCAR Social content.
Through the first seven NASCAR Cup Series events, aggregate digital metrics show a positive trend toward greater fan engagement with double digit increases over prior year for the average time spent, the amount of content consumed, and frequency of user return. This strong growth in digital consumption illustrates the high level of engagement by NASCAR's audience with its content.
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
In October 2015, we entered into five-year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of our inventory of NASCAR Cup, Xfinity and Gander Outdoors Truck Series events. In fiscal 2019, we will conduct 21 NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Gander Outdoors Truck Series events. Each sanction agreement is for a term of five years, which commenced in 2016 and contracted through 2020. Other than the term, the sanction agreements are substantially similar to those entered into in previous years. The sanction agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The sanction agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the sanction agreements. NASCAR and NEM are controlled by members of the France Family Group, which controls approximately 74.7 percent of the combined voting power of the outstanding stock of the Company, as of February 28, 2019, and some members of which serve as directors and officers of International Speedway Corporation. We strive to ensure, and management believes that, the terms of the sanction agreements transactions are reasonable. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
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
We remain confident that by continuing to smartly reinvest to create memorable guest experiences, provide attractive pricing and fantastic racing, we will generate increased revenues and bottom-line results. This has most recently been evident in the success of our redevelopment projects, including the frontstretch at Daytona International Speedway, ISM Raceway and the infield at Richmond Raceway.
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
We expect for our 2019 fiscal year that our share of the pre-tax cash flow from the casino's operations will be approximately $27.0 million.
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from Daytona International Speedway, which has crafted a strategy that will create synergy with Daytona International Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis. Several new-to-market tenants have already commenced operations at ONE DAYTONA. We substantially completed the remaining RD&E with additional tenants commencing operations throughout the remainder of fiscal 2019. Completion of The DAYTONA hotel is scheduled in April 2019 (see “Liquidity and Capital Resources - ONE DAYTONA”).
We remain interested in pursuing further ancillary developments at certain of our other motorsports facilities, which enhance our core business, are market-driven, and provide a prudent return on investment.

Postponement and/or Cancellation of Major Motorsports Events
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events, which are not sold out in advance. If an event scheduled for one of our facilities is delayed or postponed because of weather, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If a rescheduled event meets the criteria for the previously discussed Weather Protection Program, we would defer revenue associated with ticket sales from customers who elect to apply their purchase from the rescheduled event to a future event. Moreover, the forecast of poor weather conditions and/or the delay or postponement of an event due to weather conditions could have a negative impact on renewals for the following year. If such an event is canceled, we would incur the expenses associated with preparing to conduct the event, as well as losing the revenues, including any live broadcast revenues associated with the event.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2018 and 2019, are not indicative of the results to be expected for the year.
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
The adjustments for fiscal 2019 relate to losses associated with the retirements of certain other long-lived assets in connection with the infield project at Talladega, accelerated depreciation associated with the infield project at Talladega, non-recurring, non-capitalized costs related to the purchase of certain assets from Racing Electronics, and any costs incurred associated with the aforementioned NASCAR Offer.

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended February 28, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$34,453	$(134,894)	$169,347	$3.83
Adjustments:
The ISM Raceway Project	105	27	78	0.00
Accelerated depreciation	853	223	630	0.01
Losses on retirements of long-lived assets	1,116	292	824	0.02
Capitalized interest	(828)	(216)	(612)	(0.01)
Net tax benefit	—	143,900	(143,900)	(3.25)
Non-GAAP	$35,699	$9,332	$26,367	$0.60

	Three Months Ended February 28, 2019
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$28,552	$6,997	$21,555	$0.50
Adjustments:
Losses on retirements of long-lived assets	275	67	208	0.00
Accelerated depreciation	943	231	712	0.02
NASCAR Offer costs	2,804	688	2,116	0.05
Non-capitalized costs related to business combination	220	54	166	0.00
Non-GAAP	$32,794	$8,037	$24,757	$0.57

Adjusted EBITDA
In an effort to enhance the comparability and understandability of certain forward looking financial guidance, we adjust for certain non-recurring items that will be included in our future GAAP reporting to provide information that we believe best represents our expectations for our business performance. We calculate Adjusted EBITDA, a non-GAAP financial measure, as GAAP operating income, plus depreciation, amortization, impairment/losses on retirements of long-lived assets, other previously stated non-GAAP adjustments, and cash distributions from equity investments. We have not reconciled the non-GAAP forward-looking measure to its most directly comparable GAAP measure, such as those of ONE DAYTONA and The ISM Raceway Project (see "Liquidity and Capital Resources - ONE DAYTONA" and "Liquidity and Capital Resources - The ISM Raceway Project", respectively). Such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors not in our control or not readily predictable, as detailed in the "Risk Factors" section of our previously publicly filed documents, including Forms 10-K and 10-Q, with the SEC, any or all of which can significantly impact our future results. These components, and other factors, could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.

The following schedule reconciles our financial performance prepared in accordance with GAAP to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended
	February 28, 2018	February 28, 2019
	(Unaudited)
Net Income (GAAP)	$169,347	$21,555
Adjustments:
Income tax (benefit) expense	(134,894)	6,997
Interest income	(521)	(1,233)
Interest expense	2,885	3,722
Other	(15)	—
Equity in net income from equity investments	(4,308)	(5,512)
Operating Income (GAAP)	$32,494	$25,529
Adjustments:
Depreciation and amortization	26,739	29,259
Impairments/losses on retirements of long-lived assets	1,162	381
Other Non-GAAP adjustments (1)	105	3,024
Cash distributions from equity investments	5,250	6,183
Adjusted EBITDA (non-GAAP)	$65,750	$64,376
(1) Other Non-GAAP adjustments include:

i.	2018 adjustments for the three month period relate to costs associated with The ISM Raceway Project of approximately $0.1 million; and

ii.
2019 adjustments for the three month period relate to costs associated with the NASCAR Offer of approximately $2.8 million and non-capitalized, non-recurring acquisition costs of Racing Electronics of approximately $0.2 million.

Comparison of the Results for the Three Months Ended February 28, 2019 to the Results for the Three Months Ended February 28, 2018.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28, 2018	February 28, 2019
	(Unaudited)
REVENUES:
Admissions, net	20.5%	19.5%
Motorsports and other event related	71.1	70.8
Food, beverage and merchandise	5.3	6.2
Other	3.1	3.5
Total revenues	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	20.1	20.5
Motorsports and other event related	17.5	17.5
Food, beverage and merchandise	3.8	4.4
Other operating expenses	0.8	1.3
General and administrative	17.3	19.7
Depreciation and amortization	18.0	19.4
Losses on asset retirements	0.7	0.2
Total expenses	78.2	83.0
Operating income	21.8	17.0
Interest income	0.4	0.8
Interest expense	(1.9)	(2.5)
Equity in net income from equity investments	2.9	—
Other	0.0	3.7
Income before income taxes	23.2	19.0
Income tax (benefit) expense	(90.6)	4.7
Net income	113.8%	14.3%
Comparability of results for the three months ended February 28, 2019 to the same period in fiscal 2018 was impacted by the following:

•
For the three months ended February 28, 2019, we recognized revenue and expense recorded in the respective food, beverage and merchandise accounts related to the acquisition of Racing Electronics. There were no comparable costs for the three months ended February 28, 2018;

•
For the three months ended February 28, 2019, we received certain lease rents, and incurred operating expenses, related to ONE DAYTONA as a result of certain tenants commencing operations in the current period, for which there was no comparable activity in the same period of the prior year (see "ONE DAYTONA");

•
During the three months ended February 28, 2019, we recognized approximately $2.8 million, or $0.05 per diluted share, of costs associated with the NASCAR Offer (See Note 1). There were no comparable costs for the three months ended February 28, 2018;

•
During the three months ended February 28, 2019, we incurred approximately $0.2 million, or less than $0.01 per diluted share, of non-capitalized, non-recurring acquisition costs related to the purchase of certain assets from Racing Electronics. There were no comparable costs during the three months ended February 28, 2018;

•
During the three months ended February 28, 2019, we recognized $0.9 million, or $0.02 per diluted share, of accelerated depreciation due to shortening of the service lives of certain assets associated with the infield project at Talladega. During the three months ended February 28, 2018, we recognized $0.9 million, or $0.01 per diluted share, of accelerated depreciation due to shortening the service lives of certain assets associated with The ISM Raceway Project and other capital improvements including the infield at Richmond;

•
During the three months ended February 28, 2019, we recognized $0.3 million, or less than $0.01 per diluted share, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with the infield project at Talladega. During the three months ended February 28, 2018, we recognized $1.1 million, or $0.02 per diluted share, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with facility optimization initiatives and, to a lesser extent, ONE DAYTONA;

•
During the three months ended February 28, 2018, we recognized approximately $0.1 million, or less than $0.01 per diluted share, in non-recurring costs that are included in general and administrative expense related to The ISM Raceway Project. There were no comparable costs during the three months ended February 28, 2019;

•
During the three months ended February 28, 2018, we capitalized approximately $0.8 million, or $0.01 per diluted share, of interest, primarily relating to The ISM Raceway Project, and to a lesser extent, ONE DAYTONA. We did not capitalize any interest related to these projects for the three months ended February 28, 2019; and

•
During the three months ended February 28, 2018, we recorded approximately $143.9 million, or $3.25 per diluted share, of a non-recurring, non-cash income tax benefit related to the Tax Cuts and Jobs Act (see "Note 11 - Income Taxes). There were no comparable benefits for the three months ended February 28, 2019.

Admissions revenue decreased approximately $1.2 million, or approximately 4.0 percent, during the three months ended February 28, 2019, as compared to the same periods of the prior year.

•
The decrease in the current three month period is substantially due to lower attendance and admissions for NASCAR and other events held during Daytona Speedweeks, some of which were impacted by inclement weather. Partially offsetting the reduction on admissions revenue were increased admissions for the Rolex 24 At DAYTONA. Attendance for the DAYTONA 500 was comparable to prior year due to the event's fourth consecutive sellout.

Motorsports and other event related revenue increased approximately $0.9 million, or approximately 0.8 percent, during the three months ended February 28, 2019, as compared to the same period of the prior year.

•
The increase in the current three month period is predominately due to the increase in television broadcast revenue of approximately $2.7 million, as well as increases in ancillary revenues of approximatively $0.2 million. Also contributing to the increase was approximately $0.4 million related to non-motorsports events. These increases are partially offset by reductions in sponsorship, hospitality and advertising revenues of approximately $2.4 million.

Food, beverage and merchandise revenue increased approximately $1.3 million, or 16.4 percent, during the three months ended February 28, 2019, as compared to the same period of the prior year.

•
The increase in the three month period is substantially due to the aforementioned acquisition of assets from Racing Electronics contributing approximately $1.9 million of revenue. Also contributing to the increase were approximately $0.2 million related to off-site catering. Partially offsetting the increase were lower concessions and catering revenues of approximately $0.7 million from the aforementioned lower attendance for certain NASCAR, and other events held during the period.

Other revenue increased approximately $0.7 million, or 16.3 percent, during the three months ended February 28, 2019, as compared to the same period of the prior year.

•
The increase in the three month period is predominately due to lease revenue from ONE DAYTONA of approximately $0.7 million, as well as miscellaneous revenues of approximately $0.4 million. Partially offsetting the increase were the reduction of revenue of approximately $0.4 million due to the sale revenue generating assets in the first quarter of fiscal 2018 by a business unit.

NASCAR Event Management ("NEM") fees increased approximately $1.0 million, or 3.5 percent, for the three months ended February 28, 2019, as compared to the same period of the prior year. The increase in contracted NEM fees during the current three month periods primarily includes approximately $0.7 million attributable to the increase in television broadcast rights fees.
Motorsports and other event related expenses increased approximately $0.4 million, or 1.4 percent, for the three months ended February 28, 2019, as compared to the same period of the prior year.

•
The increase in the three month period is predominately due to approximately $0.4 million of costs for equipment rentals, used to enhance the guest experience during certain NASCAR and other events held during the period, approximately $0.4 million of costs related to non-motorsports events held during the period, which drove increased motorsports and other event revenues, and approximately $0.3 million of labor and purchased services. Partially offsetting the increase in the period were cost reductions of approximately $0.7 million for event related expenses associated with certain NASCAR events held during the period; and

•
Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased for the three months ended February 28, 2019 to approximately 19.4 percent, as compared to 19.1 percent for the same period in the prior year. The slight increase in the three month period is predominately due to the aforementioned costs related to non-motorsports events held during the period.

Food, beverage and merchandise expense increased approximately $0.9 million, or 16.9 percent, during the three months ended February 28, 2019, as compared to the same period of the prior year.

•
The increase in the current three month period is primarily due to increased expenses of approximately $1.4 million associated with the revenues generated during the quarter from the aforementioned acquisition of assets from Racing Electronics. Partially offsetting the increase were lower concessions and catering, for certain NASCAR and other events, in the period, of approximately $0.5 million;

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue was comparable for the three months ended February 28, 2019, as to that of the same period in the prior year.

Other operating expense increased approximately $0.7 million, or 57.8 percent, during the three months ended February 28, 2019, as compared to the same period of the prior year. The increase in the three month period is predominately due to increased operational expenses related to ONE DAYTONA as additional new tenants began to start operations.
General and administrative expenses increased approximately $3.9 million, or 15.0 percent, during the three months ended February 28, 2019, as compared to the same period of the prior year.

•
The increase in the current three month period is primarily due to approximately $2.8 million of one-time costs related to the aforementioned NASCAR Offer, approximately $1.0 million related to certain employee-related costs, approximately $0.3 million related to certain purchased services and approximately $0.2 million related to the aforementioned acquisition of assets of Racing Electronics. Partially offsetting the increase were approximately $0.3 million related to the reduction of expenses from the sale of revenue generating assets by a business unit in the first quarter of fiscal 2018; and

•
General and administrative expenses as a percentage of total revenues increased for the three months ended February 28, 2019, to 19.7 percent, as compared to 17.3 percent, for the same period in the prior year. The decreased margin for the period is predominately due to the one-time costs associated with the aforementioned NASCAR Offer.

Depreciation and amortization expense increased approximately $2.5 million, or 9.4 percent, during the three months ended February 28, 2019.

•
The increase in the current three month period is primarily due to assets placed in service related to projects at ISM Raceway, Richmond Raceway and ONE DAYTONA. Partially offsetting the increase were assets that have been fully depreciated, or removed from service, as compared to the same period in the prior year.

Losses on retirements of long-lived assets decreased approximately $0.8 million, for the three months ended February 28, 2019, as compared to the same period of the prior year.

•	The decrease in the three months ended February 28, 2019 is predominately related to capacity and facility optimization initiatives.
Interest income increased for the three months ended February 28, 2019 by approximately $0.7 million, as compared to the same period of the prior year. The increase is primarily due to higher interest rates received on cash deposits, and to a lesser extent, a slightly higher average cash balance for the comparable periods.
Interest expense during the three months ended February 28, 2019, increased approximately $0.8 million, as compared to the same period of the prior year, primarily related to lower capitalized interest related to The ISM Raceway Project and ONE DAYTONA.
Equity in net income from equity investments substantially represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway, and to a lesser extent, our 33.25 percent equity investment in the Fairfield Inn Hotel at ONE DAYTONA (see “Equity and Other Investments”). During the three months ended February 28, 2019, equity in net income from equity investments increased approximately $1.2 million, or 27.9 percent, respectively, as compared to the same period of the prior year.

•	The increase in the three months ended February 28, 2019 is substantially related to higher operating profits from the Hollywood Casino at Kansas Speedway.

Our effective income tax rate was approximately 24.5 percent for the three months ended February 28, 2019, as compared to (391.5) percent, for the same period of the prior year. The increase in the three month periods primarily relates to one-time non-cash material reduction in our deferred income tax liability associated with new tax legislation in the first quarter of fiscal 2018, the reduction in the corporate Federal income tax rate, and to a lesser extent, one-time cumulative reductions in certain state tax liabilities (see “Note 11 - Income Taxes”).
As a result of the foregoing, net income for the three month period ending February 28, 2019, as compared to the same period in prior year, decreased by approximately $147.8 million, or $3.33 per diluted share.
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

	November 30, 2018	February 28, 2019
	(Unaudited)
Cash and cash equivalents	$269,011	$273,193
Working capital	231,776	258,289
Total debt	255,665	255,488
At February 28, 2019, our working capital was primarily supported by our cash and cash equivalents totaling approximately $273.2 million, an increase of approximately $4.2 million from November 30, 2018, which is predominately due to the amount and timing of payments for income taxes (see "Income Taxes").
Significant cash flow items during the three months ended February 28, 2018 and 2019, respectively, are as follows (in thousands):

	February 28, 2018	February 28, 2019
	(Unaudited)
Net cash provided by operating activities (1)	$33,883	$37,278
Capital expenditures (2)	(8,282)	(25,009)
Distribution from equity investee (3)	5,250	6,182
Net payments related to long-term debt	(235)	(250)
(1) The increase in net cash provided by operating activities, during the three months ended February 28, 2019, as compared to the same period in the prior year, was primarily driven by lower estimated tax payments as a result of the Tax Cut and Jobs Act of 2017 (see "Income Taxes").
(2) Capital expenditures are predominately due to The ISM Raceway Project, ONE DAYTONA, and the infield project at Talladega for fiscal years 2018 and 2019 (see "Capital Expenditures").
(3) Distributions from equity investee, consist of amounts received as distribution from their profits, included in net cash provided by operating activities, and returns of capital, included in net cash used from investing activities, as detailed in our statement of cash flows.
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of February 28, 2019, we have approximately $296.9 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
We operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021.  This allocation will fund reinvestments for impact capital projects, (see “The ISM Raceway Project”, "Richmond Raceway" and "Talladega Infield Project"), as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return of this invested capital in the low-to-mid single digits;

•
In addition to the aforementioned $500.0 million in capital expenditures for existing facilities, we expect we will have an additional approximate $111.0 million of capital expenditures, exclusive of capitalized interest and net of public incentives, related to ONE DAYTONA and the Shoppes at ONE DAYTONA (see "ONE DAYTONA"). We expect the returns of this investment to exceed our weighted average cost of capital; and

•
Approximately $280.0 million return of capital to shareholders through dividends and share repurchases. In fiscal 2018 we increased our dividend approximately 9.3 percent to $0.47 per share. We expect dividends to increase in fiscal 2019 and beyond, by approximately four to five percent annually. Concerning share repurchases, for the three months ended February 28, 2019, we did not repurchase any shares of ISCA on the open market. At February 28, 2019, we had approximately $138.7 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan. Immediately upon receipt of the aforementioned NASCAR Offer (see Note 1), we terminated active Rule 10b5-1 plans.

We will continue to explore development and/or acquisition opportunities beyond the initiatives discussed above that build shareholder value and generate returns that exceed our weighted average cost of capital. Should additional development and/or acquisitions be pursued, we will provide discrete information on timing, scope, cost and expected returns of such opportunities.
The aforementioned represents certain components of our capital allocation plan for fiscal years 2017 through 2021. This capital allocation plan is reviewed annually, or more frequently, and can be revised, if necessary, based on changes in business conditions.
Capital Expenditures
As discussed in “Future Trends in Operating Results,” an important strategy for our future growth will come from investing in our major motorsports facilities to enhance the live event experience and better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
Capital expenditures for projects were approximately $25.0 million for the three months ended February 28, 2019. In comparison, we spent approximately $8.3 million on capital expenditures for projects for the same period in fiscal 2018. For fiscal 2019, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $95.0 million and $115.0 million for existing facilities, which includes the Talladega Infield Project described below, and remaining capital expenditures related to the completion of projects at ISM Raceway, Richmond Raceway and ONE DAYTONA and the Shoppes.
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

Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents and available borrowings under our credit facility, will be sufficient to fund:

•	operations of our major motorsports facilities for the foreseeable future;

•	ONE DAYTONA and the Shoppes at ONE DAYTONA ("Shoppes") (see "ONE DAYTONA");

•	the previously discussed capital allocation plans for our existing facilities;

•	payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;

•	payments related to our other existing debt service commitments;

•	contributions in connection with any future expansion of the Hollywood Casino at Kansas Speedway; and

•	our annual dividend.
Our cash position and future liquidity has been further enhanced by the Tax Act passed by Congress in December 2017. We expect the Tax Act to favorably impact our future liquidity, primarily a result of the lower single corporate tax rate from 35.0 percent to 21.0 percent, which will lower our effective tax rate and annual tax liability. Additionally, the Tax Act provides for 100.0 percent expensing of certain capital investments through 2022 (see "Note 11 - Income Taxes"). We will continue to evaluate the details of the Tax Act and the impact on ISC.
Since November 30, 2018, there have been no material changes to our contractual cash obligations to repay debt or to make payments under operating agreements, leases or commercial commitments in the form of guarantees and unused lines of credit.
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
ONE DAYTONA
ONE DAYTONA, a premier mixed-use and entertainment destination across from Daytona International Speedway, has crafted a strategy that will create synergy with Daytona International Speedway, enhance customer and partner experiences and monetize our real estate on a year-round basis. Complementing ONE DAYTONA is the retail property adjacent to the development, known as the Shoppes.
We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail, dining, and entertainment, a 2,500-seat movie theater, 660 hotel rooms, 1,350 residential units, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space.
The design for the first phase of ONE DAYTONA is comprised of three components: retail, dining and entertainment (“RD&E”), hotels, and residential. Bass Pro Shops®, America’s most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, are anchor tenants of ONE DAYTONA.
The RD&E component of phase one is owned 100.0 percent by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We expect cash spent to be approximately $95.0 million, net of any public incentives, in fiscal 2016 through 2019 on the RD&E component of ONE DAYTONA’s first phase. Other sources of funding towards the overall ONE DAYTONA project included the public incentives discussed below and land contributed to the joint ventures associated with the project.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 144-room full service Autograph Collection hotel at ONE DAYTONA that will be known as "The DAYTONA", as well as a 105-room select-service Fairfield Inn & Suites by Marriott. The Fairfield Inn and Suites opened in December 2017, while The DAYTONA is scheduled to open in April 2019. As part of the partnership agreement, our portion of equity will be limited to our land contribution and we will share proportionately in the profits from the joint ventures.

Prime Group has been selected as the partner for ONE DAYTONA’s residential development. ONE DAYTONA chose the Florida developer based on their command of market demographics, development experience and expert property management systems. Prime Group is proceeding with the development in ONE DAYTONA for approximately 282 luxury apartment rental units that will add critical mass to the overall ONE DAYTONA campus. Similar to the hotel partnership, our portion of equity will be limited to our land contribution and we will share proportionately in the profits from the joint venture. In March 2019, our land contribution towards the residential development was finalized. Construction for the apartments commenced in early fiscal 2019.
In April 2017, our Board approved an additional approximate $12.0 million of capital expenditures to further develop the Shoppes at ONE DAYTONA. Several new tenants have executed lease agreements in the Shoppes as a result of the revitalization.
Several new-to-market tenants have already commenced operations at ONE DAYTONA with additional tenants commencing operations throughout fiscal 2019. Bass Pro Shops®, America’s most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, are anchor tenants of ONE DAYTONA. Leasing remains strong as we progress toward stabilization.
In fiscal 2018, our Board approved the purchase of property and an office building adjacent to ONE DAYTONA strategically located with roadside frontage to Bill France Boulevard. The purchase price was $3.6 million and was completed in the first quarter of fiscal 2019. Simultaneous to the purchase, we executed a long-term lease for the commercial office space located on the property.
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of up to $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. The CDD purchased certain infrastructure assets, and specific easement rights, from ONE DAYTONA, and in October 2018, ONE DAYTONA received approximately $20.0 million of the total incentive amount in cash, with $10.5 million to be received in annual payments derived from a long-term note receivable issued by the CDD. The first payment of the note receivable is expected in fiscal 2019 with maturity no later than fiscal 2046. The remainder of the incentives can be received based on certain criteria met by the project through fiscal 2046.
Total capital expenditures for ONE DAYTONA and the Shoppes, excluding capitalized interest and net of public incentives, are expected to be approximately $111.0 million. From inception, through February 28, 2019, capital expenditures totaled approximately $83.5 million, exclusive of capitalized interest and labor. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we may secure financing for the project upon stabilization. We expect returns for ONE DAYTONA to exceed our weighted average cost of capital as we progress to stabilization.
Any future phases will be subject to prudent business considerations for which we will provide discrete cost and return disclosures.
The ISM Raceway Project
On November 30, 2016, we announced the approval of a multi-year redevelopment project ("The ISM Raceway Project") to elevate the guest experience at ISM Raceway, our 54-year-old motorsports venue. The redevelopment was focused on new and upgraded seating areas, vertical transportation options, new concourses, enhanced hospitality offerings, and a re-worked infield experience with a brand-new Fan Zone that offers greater accessibility to pre-race activities.
The ISM Raceway Project is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The ISM Raceway Project cost is approximately $178.0 million, including maintenance capital, before capitalized interest. Construction commenced in early fiscal 2017 and was completed in fall of 2018.
From inception, through February 28, 2019, we have incurred total capital expenditures related to The ISM Raceway Project, exclusive of capitalized interest and labor, of approximately $160.9 million. Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. From inception, through substantial completion of the project in the fall of 2018, we recorded approximately $5.1 million of capitalized interest related to The ISM Raceway Project. The ISM Raceway Project will contribute incrementally to our net revenue. Financial projections are included in ISC's 2019 full fiscal year non-GAAP guidance.

Richmond Raceway
In June 2017, the Board of Directors approved a capital project for the redevelopment of the infield of Richmond Raceway ("Richmond Reimagined"). The new infield offers a variety of enhanced amenities for fans, teams, sponsors and other stakeholders. Fan access was the focus of Richmond Reimagined, which showcases new Monster Energy NASCAR Cup Series garages with a fan-viewing walkway. The new infield continues the track’s mission of being the most fan-friendly track on NASCAR’s schedule.
Richmond Reimagined is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The project cost was approximately $30.0 million, which included maintenance capital, before capitalized interest.
Richmond Reimagined was completed in September 2018. Richmond Reimagined will contribute incrementally to our net revenue. Financial projections are included in ISC's 2019 full fiscal year non-GAAP guidance.
Talladega Superspeedway
In June 2018, the Board of Directors approved a capital project for the redevelopment of the infield of Talladega Superspeedway (known as "Transformation - the Talladega Superspeedway Infield Project"). The infield redevelopment project will offer new attractions and enhanced amenities for fans, sponsors, teams and stakeholders in the famous, historic Talladega infield. The infield redevelopment project will include a new interactive Garage Fan Zone Experience, a paddock club to enhance the experience for fans and corporate guests, new Gatorade Victory Lane with up-close fan views, expanded premium RV camping located near the Alabama Gang Superstretch and by the start-finish line. A new turn 3 vehicle tunnel will provide unobstructed ingress/egress access to the infield for haulers and RV's.
The infield redevelopment project is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The project is expected to cost approximately $50.0 million, which includes maintenance capital, before capitalized interest. Construction commenced in the fall of 2018 and will be completed by fall of 2019. Talladega infield redevelopment will contribute incrementally to our net revenue. Financial projections are included in ISC's 2019 full fiscal year non-GAAP guidance.
Speedway Developments
In light of NASCAR's publicly announced position regarding additional potential realignment of the Monster Energy NASCAR Cup Series schedule, we believe there may be potential development opportunities for public/private partnerships in new, underserved markets across the country that would create value for our shareholders. However, we are not currently pursuing any new speedway development opportunities.
Inflation
We do not believe that inflation has had a material impact on our operating costs and earnings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended November 30, 2018. During the three months ended February 28, 2019, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 28, 2019.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
Mergers, such as the one proposed in the NASCAR Offer, which we previously discussed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, often attract litigation from minority shareholders. On December 14, 2018 a putative class-action shareholder lawsuit was filed in the Seventh Judicial Circuit of Volusia County, Florida by attorneys on behalf of the Firemen's Retirement System of St. Louis related to the NASCAR Offer. The complaint names as defendants: the Company, its directors, its CFO, NASCAR Holdings and certain of the Family Stockholders, and alleges breach of fiduciary duty and for aiding and abetting those breaches. The Company currently maintains Directors & Officers Insurance. Applicable insurance policies contain certain customary limitations, conditions and exclusions and are subject to a self-insured retention amount.

ITEM 1A.	RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended November 30, 2018 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2018— December 31, 2018
Repurchase program (1)	—	$—	—	$138,725
January 1, 2019 — January 31, 2019
Repurchase program (1)	—	$—	—	$138,725
February 1, 2019 — February 28, 2019
Repurchase program (1)	—	$—	—	$138,725
	—		—

(1)
We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $530.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. We terminated the active 10b5-1 plans upon receipt of the aforementioned NASCAR Offer (see Note 1). No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through February 28, 2019, we have purchased 10,566,002 shares of our Class A common shares, for a total of approximately $391.3 million. We did not purchase any shares of our Class A common shares during the three months ended February 28, 2019. At February 28, 2019, we had approximately $138.7 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	April 4, 2019	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer