Form 10-Q
period 2019-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2019-07-08
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission file number: 000-02384
 _________________________________

INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	59-0709342
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

ONE DAYTONA BOULEVARD, DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (386) 254-2700
_________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock - $.01 par value	ISCA	NASDAQ/National Market System

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock — $.10 par value
Class B Common Stock — $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	❑	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	23,861,482 shares	As of May 31, 2019
Class B Common Stock	19,619,928 shares	As of May 31, 2019

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED May 31, 2019

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2018	May 31, 2019
		(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$269,011	$338,747
Receivables, less allowance of $1,000 in 2018 and 2019, respectively	42,833	42,220
Prepaid expenses and other current assets	10,611	28,253
Total Current Assets	322,455	409,220
Property and Equipment, net of accumulated depreciation of $1,129,378 and $1,186,715, respectively	1,515,041	1,501,365
Other Assets:
Equity investments	81,225	82,018
Intangible assets, net	178,563	179,828
Goodwill	118,331	118,872
Other	33,745	30,225
	411,864	410,943
Total Assets	$2,249,360	$2,321,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,284	$4,522
Accounts payable	31,508	24,726
Deferred income	36,801	79,436
Income taxes payable	2,535	2,111
Other current liabilities	15,551	37,010
Total Current Liabilities	90,679	147,805

Long-Term Debt	251,381	250,784
Deferred Income Taxes	260,666	260,504
Long-Term Deferred Income	7,575	7,182
Other Long-Term Liabilities	3,101	2,910
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 23,408,516 and 23,498,775 issued and outstanding in 2018 and 2019, respectively	234	235
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,644,581 and 19,619,928 issued and outstanding in 2018 and 2019, respectively	196	196
Additional paid-in capital	425,233	425,886
Retained earnings	1,211,499	1,226,821
Accumulated other comprehensive loss	(1,204)	(795)
Total Shareholders’ Equity	1,635,958	1,652,343
Total Liabilities and Shareholders’ Equity	$2,249,360	$2,321,528
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2018	May 31, 2019
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$25,677	$24,388
Motorsports and other event related	133,328	126,783
Food, beverage and merchandise	6,906	11,364
Other	5,768	5,549
	171,679	168,084
EXPENSES:
Direct:
NASCAR event management fees	50,180	52,280
Motorsports and other event related	44,607	31,993
Food, beverage and merchandise	5,198	8,117
Other operating expenses	1,038	1,862
General and administrative	26,345	28,880
Depreciation and amortization	26,859	28,809
Losses on asset retirements	195	640
	154,422	152,581
Operating income	17,257	15,503
Interest income	732	1,339
Interest expense	(2,900)	(3,716)
Equity in net income from equity investments	6,351	6,425
Income before income taxes	21,440	19,551
Income tax expense	4,770	4,478
Net income	$16,670	$15,073

Dividends per share	$0.47	$0.49
Earnings per share:
Basic and diluted	$0.38	$0.35

Basic weighted average shares outstanding	44,158,611	43,441,350

Diluted weighted average shares outstanding	44,169,681	43,449,109

	Six Months Ended
	May 31, 2018	May 31, 2019
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$56,239	$53,722
Motorsports and other event related	239,114	233,424
Food, beverage and merchandise	14,856	20,616
Other	10,345	10,873
	320,554	318,635
EXPENSES:
Direct:
NASCAR event management fees	80,045	83,180
Motorsports and other event related	70,642	58,381
Food, beverage and merchandise	10,827	14,695
Other operating expenses	2,247	3,770
General and administrative	52,087	58,488
Depreciation and amortization	53,598	58,068
Losses on asset retirements	1,357	1,021
	270,803	277,603
Operating income	49,751	41,032
Interest income	1,253	2,572
Interest expense	(5,785)	(7,438)
Equity in net income from equity investments	10,659	11,937
Other	15	—
Income before income taxes	55,893	48,103
Income tax (benefit) expense	(130,123)	11,475
Net income	$186,016	$36,628

Dividends per share	$0.47	$0.49
Earnings per share:
Basic and diluted	$4.21	$0.84

Basic weighted average shares outstanding	44,177,342	43,431,283

Diluted weighted average shares outstanding	44,189,676	43,439,004
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	May 31, 2018	May 31, 2019
	(Unaudited)
	(In Thousands)
Net income	$16,670	$15,073
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $71 and $65, respectively	200	205
Comprehensive income	$16,870	$15,278

	Six Months Ended
	May 31, 2018	May 31, 2019
	(Unaudited)
	(In Thousands)
Net income	$186,016	$36,628
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $152 and $132, respectively	389	409
Comprehensive income	$186,405	$37,037

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2018	$234	$196	$425,233	$1,211,499	$(1,204)	$1,635,958
Activity 12/1/18 — 5/31/19:
Net income	—	—	—	36,628	—	36,628
Comprehensive income	—	—	—	—	409	409
Cash dividend ($0.49 per share)	—	—	—	(21,306)	—	(21,306)
Other	1	—	(1,010)	—	—	(1,009)
Stock-based compensation	—	—	1,663	—	—	1,663
Balance at May 31, 2019	$235	$196	$425,886	$1,226,821	$(795)	$1,652,343
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2018	May 31, 2019
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$186,016	$36,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,598	58,068
Stock-based compensation	1,585	1,663
Amortization of financing costs	806	827
Deferred income taxes	(136,870)	(294)
Income from equity investments	(10,659)	(11,937)
Distribution from equity investee	11,138	12,650
Loss on retirements of long-lived assets, non-cash	2,601	1,021
Other, net	(233)	(29)
Changes in operating assets and liabilities:
Receivables, net	(15,331)	613
Prepaid expenses and other assets	(16,521)	(16,350)
Accounts payable and other liabilities	(7,364)	(2,772)
Deferred income	53,696	42,242
Income taxes	19,013	(424)
Net cash provided by operating activities	141,475	121,906
INVESTING ACTIVITIES
Capital expenditures	(65,019)	(42,562)
Distribution from equity investee	487	122
Proceeds from sale of assets	418	30
Acquisition of assets	—	(7,969)
Other, net	—	(279)
Net cash used in investing activities	(64,114)	(50,658)
FINANCING ACTIVITIES
Payment of long-term debt	(473)	(503)
Exercise of Class A common stock options	718	—
Reacquisition of previously issued common stock	(7,175)	(1,009)
Net cash used in financing activities	(6,930)	(1,512)
Net increase in cash and cash equivalents	70,431	69,736
Cash and cash equivalents at beginning of period	256,702	269,011
Cash and cash equivalents at end of period	$327,133	$338,747
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2019
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
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2018, and 2019, are not indicative of the results to be expected for the year.
RECENT DEVELOPMENT

On May 22, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NASCAR Holdings, Inc. (“NASCAR”) and Nova Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of NASCAR, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of NASCAR. NASCAR, which sanctions many of the Company’s principal racing events, is wholly owned by certain members of the France Family Group, which also holds shares of ISC’s Class A common stock, par value $.01 par value per share (“Class A Common Stock”), and Class B common stock, par value $.01 par value per share (“Class B Common Stock,” and, collectively with the Class A Common Stock, the “Company Common Stock”) representing over 74.7 percent of the combined voting power of the Company’s outstanding stock. The France Family Group consists of James C. France (the Company’s Chairman of the Board), Lesa France Kennedy (the Company’s Vice Chairwoman and Chief Executive Officer) and Brian Z. France (a director of the Company), and members of their respective families and entities controlled by the natural person members of the group.
At the effective time of the Merger (the “Effective Time”), subject to the satisfaction of the conditions set forth in the Merger Agreement, holders of Company Common Stock (other than holders who have elected to dissent from the Merger and seek appraisal rights under the Florida Business Corporations Act and holders of the Rollover Shares (as defined below)) will be entitled to receive $45.00 in cash for each share held, without interest (the “Merger Consideration”), subject to applicable withholding taxes. Prior to the Effective Time, the members of the France Family Group (other than Brian Z. France, his children, and certain related entities) (such members of the France Family Group, the “Rollover Shareholders”) will cause to be contributed pursuant to a rollover letter agreement between such shareholders and NASCAR, shares of Company Common Stock (the “Rollover Shares”) to NASCAR or a related entity and, as a result, such Rollover Shareholders will not receive the Merger Consideration. After the closing of the Merger, the Company will be a private company and wholly-owned subsidiary of NASCAR.
The Merger is subject to the approval of the Merger Agreement by (i) the holders of at least a majority of the aggregate voting power of shares of Class A Common Stock and Class B Common Stock, voting together as a single class, and (ii) the holders of at least a majority of the aggregate voting power of all outstanding shares of Company Common Stock not held by NASCAR and its affiliates, the France Family Group and certain officers and directors of the Company. NASCAR has agreed in the Merger Agreement to cause the Rollover Shareholders to vote all of their shares of Company Common Stock in favor of the Merger. The Board of Directors of the Company (the “Board”), based upon the unanimous recommendation of a special committee of the Board, has unanimously approved and adopted the Merger Agreement, the Merger and the other transactions contemplated thereby and recommended to the shareholders of the Company that they approve the Merger Agreement. The Merger is also conditioned upon the satisfaction or waiver of certain customary closing conditions, including, among others, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1986, as amended.

If the Merger Agreement is terminated under certain specified circumstances, the Company could be required to pay NASCAR a termination fee of $78,000,000 or to reimburse certain expenses of NASCAR up to $15,000,000, and under other specified circumstances, NASCAR could be required to pay the Company a termination fee of $117,000,000. Subject to certain limitations, either party may terminate the Merger Agreement if the Merger has not been consummated by February 22, 2020.

The foregoing description of the Merger Agreement and the transactions contemplated thereby is only a summary and does not purport to be complete. It is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on May 22, 2019.
2. New Accounting Pronouncements
On January 5, 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, Clarifying the Definition of a Business (ASC 805). Under ASC 805, a business is defined as having a set of assets along with 3 elements or activities—inputs, processes, and outputs. However, confusion occurs when a business does not always have outputs. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. As a result, this definition of a business under ASC 805 led some transactions to be accounted for as a business combination (see Note 5). The update has refined the definition of a business. Now, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update were adopted in the first quarter of fiscal 2019.
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
In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118)" to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (Tax Act) in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company finalized its provisional amounts in the fourth quarter of fiscal 2018 (see Note 12 - Income Taxes).
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
3. Revenues with Customers
The Company has applied the provisions of ASC 606 and all related appropriate guidance based on the modified retrospective method, which was applied only to the contracts which were not completed as of the date of initial application. As per the new guidance, the Company recognizes revenue under the core principle to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company has applied the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by product line and timing of transfer of products and services. The table is in line with our reportable segments (see Note 15 - Segment Reporting).

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2019	May 31, 2018	May 31, 2019
Admissions	25,677	24,388	$56,239	$53,722
NASCAR Broadcasting	92,676	96,541	157,369	163,925
Corporate Sales and Other Event Related	40,652	30,242	81,745	69,499
Food, Beverage and Merchandise	6,906	11,364	14,856	20,616
Other	5,768	5,549	10,345	10,873
Total Revenues	$171,679	$168,084	$320,554	$318,635

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of May 31, 2019.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities are predominately related to motorsports and other event related revenues, and to a lesser extent, Admissions and Food, Beverage and Merchandise revenues. Contract liabilities of approximately $78.0 million and $7.2 million are included in current and long-term deferred revenues, respectively, on the Consolidated Balance Sheets as of May 31, 2019. For the period ended May 31, 2019, we recognized revenue associated with contract liabilities of approximately $35.1 million that were included in the contract liabilities balance at the beginning of the period.

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

Impact on the Consolidated Balance Sheet as of May 31, 2019:

Balance sheet accounts impacted by changes in accounting policies:
	As reported	Adjustments	Balances without adoption of ASC 606
Trade Receivables	42,220	8,524	50,744
Impact of Total Assets	42,220	8,524	50,744

Contract liability	77,981	8,502	86,483
Other Liabilities	37,010	22	37,032
Impact of Total Liabilities and Stockholders’ equity	114,991	8,524	123,515

There was no impact on the Consolidated Statement of Comprehensive Income.

Impact on the Consolidated Statement of Cash Flows for the six months ended May 31, 2019:

Cash flow items impacted by changes in accounting policies:
	As reported	Adjustments	Balances without adoption of ASC 606
Operating activities
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Receivables, net	613	(8,524)	(7,911)
Accounts payable and other liabilities	(2,772)	22	(2,750)
Deferred income	42,242	8,502	50,744
Impact of net adjustments to cash (used in) provided by operating activities	40,083	—	40,083

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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2018 and 2019, respectively (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2019	May 31, 2018	May 31, 2019
Numerator:
Net income	$16,670	$15,073	$186,016	$36,628
Denominator:
Weighted average shares outstanding	44,158,611	43,441,350	44,177,342	43,431,283
Effect of dilutive securities	11,070	7,759	12,334	7,721
Diluted weighted average shares outstanding	44,169,681	43,449,109	44,189,676	43,439,004

Basic and diluted earnings per share	$0.38	$0.35	$4.21	$0.84

Anti-dilutive shares excluded in the computation of diluted earnings per share	41,107	18,792	47,725	18,792

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
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of May 31, 2018 and 2019. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $6.2 million and $7.0 million for the three months ended May 31, 2018 and 2019, respectively, and approximately $10.6 million and $12.5 million for the six months ended May 31, 2018 and 2019, respectively, and is included in Equity in net income from equity investments in the Consolidated Statements of Operations.

Pre-tax cash distributions from Kansas Entertainment for the six months ended May 31, 2018 and 2019, are recognized on the Company's Consolidated Statement of Cash Flows as follows (in thousands):

	Six Months Ended
	May 31, 2018	May 31, 2019
Distribution from profits	$11,138	$12,650
Distribution in excess of profits	362	—
Total Distributions	$11,500	$12,650

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
As per the partnership agreement, our 33.25 percent share of equity is limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in Fairfield as an equity investment in its consolidated financial statements as of May 31, 2019. The Company's 33.25 percent portion of Fairfield’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $0.1 million and none for the three months ended May 31, 2018 and 2019, respectively. For the six months ended May 31, 2019, the equity investment had losses in excess of its carrying value of approximately $0.1 million. The Company will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended. For the six months ended May 31, 2018, the Company's share of net income was $0.1 million, and is included in net income from equity investments in the Company's Consolidated Statements of Operations.
Pre-tax cash distributions from Fairfield for the six months ended May 31, 2018 and 2019, totaled approximately $0.1 million and $0.1 million, respectively.
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
As per the partnership agreement, our 34.0 percent share of equity is limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in The DAYTONA as an equity investment in the Company's consolidated financial statements as of May 31, 2019. The Company's 34.0 percent portion of The DAYTONA’s net loss, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $0.6 million for the three and six months ended May 31, 2019, respectively, which includes pre-opening costs of approximately $0.3 million, and is included in net income from equity investments in the Company's Consolidated Statements of Operations. There were no comparable amounts for the three and six months ended May 31, 2018 as the hotel commenced operations in April 2019.
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime Group, and DBR, was formed to own, construct, and operate the residential component of the ONE DAYTONA project. The joint venture is structured similarly to the Fairfield and The DAYTONA joint ventures, where the Company's share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. In March 2019, the Company's land contribution of approximately $3.7 million towards the residential component was finalized. Vertical construction of the residential project has commenced and some units are expected to open in the fourth quarter of fiscal 2019. As per the partnership agreement, the Company's 31.0 percent share of equity will be limited to its non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership, which is before income taxes as the joint venture is a disregarded entity for income tax purposes. For the three and six months ended May 31, 2019 and May 31, 2018, the Company had no recorded costs included in net income from equity investments in the Company's Consolidated Statements of Operations.
Other Investments
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA (see "Future Liquidity - ONE DAYTONA"). The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of up to $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. In October 2018, the CDD purchased certain infrastructure assets and specific easement rights from ONE DAYTONA. ONE DAYTONA received approximately $20.0 million of the total incentive amount in cash, with $10.5 million to be received in annual payments derived from a long-term note receivable issued by the CDD. The first payment of the note receivable is expected in fiscal 2019 with maturity no later than fiscal 2046. As of May 31, 2019, no payments have been received. The remainder of the incentives can be received based on certain criteria met by the project through fiscal 2046.
The ISC Board of Directors approved the purchase of certain assets, including trademarks and certain other intellectual property, from Racing Electronics and certain other assets required to support the business services of Racing Electronics. The asset acquisitions were completed in January 2019 for a total cost of approximately $8.2 million in cash. The acquisition meets the criteria of a business combination in accordance with ASC 805, "Business Combinations".
The following table summarizes the Company's preliminary acquisition accounting based on the fair values of the assets acquired (in thousands):

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
The results of operations of Racing Electronics are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of the acquisition and included in the Motorsports Event segment. For the three and six months ended May 31, 2019, net revenues generated from the acquisition were approximately $5.0 million and $6.9 million, respectively, and operating income generated from the acquisition was approximately $0.3 million and $0.2 million, respectively, which includes approximately $0.3 million of non-recurring, non-capitalizable acquisition costs, recognized as an expense in general and administrative costs on the Consolidated Statement of Operations.

6. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	100	20
Total amortized intangible assets	120	100	20
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	730	—	730
Total non-amortized intangible assets	178,543	—	178,543
Total intangible assets	$178,663	$100	$178,563

	May 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	288	13	275
Total amortized intangible assets	288	13	275
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	1,740	—	1,740
Total non-amortized intangible assets	179,553	—	179,553
Total intangible assets	$179,841	$13	$179,828

The increase of approximately $1.0 million in the net carrying amount of non-amortized intangible assets and $0.3 million in net carrying amount of amortized intangible assets, for the six months ended May 31, 2019, as compared to the fiscal year ended November 30, 2018, is primarily due to the acquisition of certain assets, including trademarks and other intellectual property from Racing Electronics.
The following table presents current and expected amortization expense of the existing intangible assets for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2019	$5
Remaining estimated amortization expense for the year ending November 30:
2019	$5
2020	10
2021	10
2022	11
2023 and thereafter	239

The increase of approximately $0.5 million in the carrying value of goodwill during the six months ended May 31, 2019, relates to the acquisition of certain assets from Racing Electronics.

7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2018		May 31, 2019
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(108)	$65,000	$(83)
3.95 percent Senior Notes	100,000	(244)	100,000	(223)
6.25 percent Term Loan	46,014	—	45,510	—
TIF bond debt service funding commitment	46,291	(1,288)	46,317	(1,215)
Revolving Credit Facility	—	—	—	—
	257,305	(1,640)	256,827	(1,521)
Less: current portion	4,521	(237)	4,759	(237)
	$252,784	$(1,403)	$252,068	$(1,284)

The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2019, the Company was in compliance with its various restrictive covenants. At May 31, 2019, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2019, the Company was in compliance with its various restrictive covenants. At May 31, 2019, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At May 31, 2019, the outstanding principal on the 6.25 percent Term Loan was approximately $45.5 million.
At May 31, 2019, the outstanding taxable special obligation revenue (“TIF”) bond, in connection with the financing of Kansas Speedway, totaled approximately $46.3 million, net of the unamortized discount, which is comprised of a $46.6 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bond is repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2016 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions and provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options, extending the maturity to September 2023. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of:

i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of May 31, 2019, the Company was in compliance with its various restrictive covenants. At May 31, 2019, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $1.2 million, have been deferred and are included in other assets as of May 31, 2019.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing. At November 30, 2018 and May 31, 2019, the Company recorded deferred financing costs of approximately $3.0 million and $2.7 million, respectively, net of accumulated amortization.
Total interest expense incurred by the Company for the three and six months ended May 31, 2018 and 2019, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2019	May 31, 2018	May 31, 2019
Interest expense	$3,849	$3,781	$7,702	$7,566
Less: capitalized interest	949	65	1,917	128
Net interest expense	$2,900	$3,716	$5,785	$7,438

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

The following table presents estimated fair values and categorization levels of the Company's financial instruments as of November 30, 2018 and May 31, 2019, respectively (in thousands):

			November 30, 2018		May 31, 2019
Assets	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Money market funds	1	R	$219,229	$219,229	$291,010	$291,010
Note Receivable	2	R	10,500	10,500	10,500	10,500

Liabilities (principal)
Senior Notes	2	NR	257,305	260,778	256,827	286,876

The Company had no level 3 inputs as of May 31, 2019.

9. Capital Stock
Stock Purchase Plan
The Company has a share repurchase program (“Stock Purchase Plan”), under which it is authorized to purchase up to
$530.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock
Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. The Company currently has no active 10b5-1 plans. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Stock Purchase Plan, through May 31, 2019, the Company has purchased 10,566,002 shares of its Class A common shares, for a total of approximately $391.3 million. The Company did not purchase any shares of its Class A common shares during the six months ended May 31, 2019. At May 31, 2019, the Company had approximately $138.7 million remaining repurchase authority under the current Stock Purchase Plan.

In April 2019, the Company's Board of Directors approved an annual dividend of $0.49 per share, for a total of approximately $21.3 million, paid on June 28, 2019, to common stockholders of record on May 31, 2019.

10. Long-Term Stock Incentive Plan
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
In May 2019, the Company awarded and issued a total of 83,298 restricted shares of the Company’s Class A common shares to certain officers and managers under the 2017 Plan. The shares of restricted stock awarded in May 2019, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $44.12 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period.

11. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2018	May 31, 2019
Terminated interest rate swap, net of tax benefit of $1,050 and $918, respectively	$(1,204)	$(795)

12. Income Taxes
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
The Company's effective income tax rate was approximately 22.9 percent and 23.9 percent for the three and six months ended May 31, 2019, respectively, and approximately 22.2 percent and (232.8) percent for the three and six months ended May 31, 2018, respectively.
The increase in the effective income tax rate for the six months ended May 31, 2019, as compared to the same period in the prior year, is substantially due to the material income tax benefit and income tax rate reduction associated with the Tax Act, including the aforementioned reduction in deferred income tax liability, in the first quarter of fiscal 2018. The slight increase in the three months ended May 31, 2019, as compared to the same period in the prior year, is predominately due to changes in state income tax rates.
In March 2018, the Company was notified that its 2014 federal income tax return is under examination by the Internal Revenue Service.
13. Related Party Disclosures and Transactions
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
NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 74.7 percent of the combined voting power of the outstanding stock of the Company as of May 31, 2019, and some members of which serve as directors and officers of the Company.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series event as a component of its sanction fees. The Company, as the promoter, records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity, and Gander Outdoors Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $95.0 million and $97.7 million for the three months ended May 31, 2018 and 2019, respectively, and approximately $160.1 million and $165.7 million for the six months ended May 31, 2018 and 2019, respectively. The Company recorded prize money of approximately $25.9 million and $26.9 million for the three months ended May 31, 2018 and 2019, respectively, and approximately $43.9 million and $45.8 million for the six months ended May 31, 2018 and 2019, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted, as well as fees paid to NASCAR for sanctioning and officiating of the events. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $50.2 million and $52.3 million for the three months ended May 31, 2018 and 2019, respectively, and approximately $80.0 million and $83.2 million for the six months ended May 31, 2018 and 2019, respectively.
14. Commitments and Contingencies

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within Kansas Speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At May 31, 2019, the Unified Government had approximately $0.5 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $3.1 million at May 31, 2019. At May 31, 2019, there were no amounts drawn on the standby letters of credit.
In September 2018, the Company announced a Comprehensive Ticket and Travel Protection Program that allows guests who purchase a grandstand ticket the ability to exchange tickets for a rescheduled NASCAR event at an ISC facility for a future NASCAR event within the ISC portfolio, certain restrictions apply. Should an event be rescheduled to a different date due to inclement weather, and a guest chooses to take advantage of ISC's Weather Protection Program, revenue related to that grandstand ticket would be deferred until earned, which is when the guest's selected event is conducted. At May 31, 2019, there were no events rescheduled due to inclement weather that would require the deferral of revenues.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
Mergers, such as the one proposed in the Merger Agreement, which the Company previously discussed in its report on Form 10-K for the fiscal year ended November 30, 2018, often attract litigation from minority shareholders. On December 14, 2018 a putative class-action shareholder lawsuit was filed in the Seventh Judicial Circuit of Volusia County, Florida by attorneys on behalf of the Firemen's Retirement System of St. Louis related to the Merger Agreement. The complaint names as defendants: the Company, its directors, its CFO, NASCAR Holdings, and certain of the Family Stockholders, and alleges breach of fiduciary duty and for aiding and abetting those breaches. The parties to the litigation have reached an agreement-in-principle to settle the litigation, subject to the negotiation of appropriate documentation. The Company currently maintains Directors & Officers Insurance. Applicable insurance policies contain certain customary limitations, conditions and exclusions and are subject to a self-insured retention amount.
On April 13, 2019, SunTrust Equipment and Finance Leasing Corp. filed a complaint against the Company in the Northern District of Georgia for Declaratory Judgment, Breach of Contract and Possession of Personal Property. The complaint relates to subleases the Company entered into with DC Solar Distribution, Inc., which has subsequently filed for bankruptcy. ISC has filed a motion to dismiss the complaint. The motion has been fully briefed and is pending before the court.

15. Segment Reporting
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and six months ended May 31, 2018 and 2019, respectively (in thousands):

	Three Months Ended May 31, 2018
	Motorsports Event	All Other	Total
Revenues	$158,674	$13,548	$172,222
Depreciation and amortization	25,062	1,797	26,859
Operating income (loss)	19,562	(2,305)	17,257
Capital expenditures	46,946	9,791	56,737
Total assets	1,659,942	661,039	2,320,981
Equity investments	—	85,234	85,234
	Three Months Ended May 31, 2019
	Motorsports Event	All Other	Total
Revenues	$160,469	$8,211	$168,680
Depreciation and amortization	26,674	2,135	28,809
Operating income (loss)	16,212	(709)	15,503
Capital expenditures	14,258	3,295	17,553
Total assets	1,669,376	652,152	2,321,528
Equity investments	—	82,018	82,018
	Six Months Ended May 31, 2018
	Motorsports Event	All Other	Total
Revenues	$302,452	$19,010	$321,462
Depreciation and amortization	50,230	3,368	53,598
Operating income (loss)	53,984	(4,233)	49,751
Capital expenditures	50,681	14,338	65,019
	Six Months Ended May 31, 2019
	Motorsports Event	All Other	Total
Revenues	$305,402	$14,168	$319,570
Depreciation and amortization	54,066	4,002	58,068
Operating income (loss)	43,677	(2,645)	41,032
Capital expenditures	32,444	10,118	42,562

Intersegment revenues were approximately $0.5 million and $0.6 million for the three months ended May 31, 2018 and 2019, respectively, and approximately $0.9 million and $0.9 million for the six months ended May 31, 2018 and 2019, respectively.
During the three and six months ended May 31, 2019, revenues in the Motorsports Event segment included approximately $5.0 million and $6.9 million, respectively related to Racing Electronics, for which there was no comparable activity in the same periods of the prior year.
During the three and six months ended May 31, 2019, revenues in the All Other segment have decreased by approximately $5.3 million and $4.8 million, respectively, as compared to the same periods in the prior year. The decrease in the current three and six month periods is predominantly related to the Country 500 music festival at Daytona event not occurring in fiscal 2019 offset by lease revenue from ONE DAYTONA, as new tenants opened during fiscal 2019.
Capital expenditures related to the All Other segment decreased approximately $6.5 million for the three months ended May 31, 2019, and approximately $4.2 million for the six months ended May 31, 2019, as compared to the same periods in the prior year. The decrease is substantially related to the construction activity at The Shoppes at ONE DAYTONA.
During the six months ended May 31, 2019, the Company recognized approximately $0.9 million, of accelerated depreciation, due to shortening the service lives of certain assets associated with the infield project at Talladega. The Company did not recognize any accelerated depreciation during the three months ended May 31, 2019. During the three and six months ended May 31, 2018, the Company recognized approximately $0.3 million and $1.2 million, respectively of accelerated depreciation due to shortening the service lives of certain assets, associated with The ISM Raceway Project and the infield project at Richmond.

During the three and six months ended May 31, 2019, the Company recognized approximately $0.5 million and $0.8 million, respectively, of asset retirement losses attributable to demolition and/or asset relocation costs in connection with the infield project at Talladega. During the three and six months ended May 31, 2018, the Company recognized approximately $0.1 million and $1.2 million, respectively, of similar costs associated with ONE DAYTONA, facility optimization initiatives, and other capital improvements including the infield project at Richmond.

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
We have adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (ASC 606) and the related modifications as of December 1, 2018 using the modified retrospective transition. The adoption did not result in a cumulative adjustment or materially impact future timing or classification of revenue recognition (see Note 3). We have in place, associated accounting policies, processes and system requirements, to enable timely and accurate reporting for required presentation and disclosures.
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
During the three months ended May 31, 2018, and 2019, we recorded approximately $0.2 million and $0.6 million, respectively of before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities. During the six months ended May 31, 2018, and 2019, we recorded approximately $1.4 million and $1.0 million, respectively, of similar losses.
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
As of May 31, 2019, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 77.5 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee, but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $82.0 million at May 31, 2019.
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
We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of May 31, 2018 and 2019. Our 50.0 percent portion of Kansas Entertainment’s net income, before income taxes, was approximately $6.2 million and $7.0 million, for the three months ended May 31, 2018 and 2019, respectively, and approximately $10.6 million and $12.5 million for the six months ended May 31, 2018 and 2019, respectively, and is included in income from equity investments in the Consolidated Statements of Operations.
Pre-tax distributions from Kansas Entertainment for the six months ended May 31, 2018 and 2019, totaling approximately $11.6 million and $12.7 million, respectively, consist of approximately $11.1 million and $12.7 million, respectively, received as a distribution from its profits, which were included in net cash provided by operating activities on our consolidated statement of cash flows. The remaining approximately $0.4 million received, for the six months ended May 31, 2018 was recognized as a return of capital from investing activities on our Consolidated Statement of Cash Flows. There was no amount recognized as a return of capital from investing activities on our Consolidated Statement of Cash Flows for the six months ended May 31, 2019.
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
As per the partnership agreement, our 33.25 percent share of equity is limited to our non-cash land contribution, and we will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in Fairfield as an equity investment in our consolidated financial statements as of May 31, 2019. Our 33.25 percent portion of Fairfield’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $0.1 million and none for the three months ended May 31, 2018 and 2019, respectively. For the six months ended May 31, 2019, the equity investment had losses in excess of its carrying value of approximately $0.1 million. We will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended. For the six months ended May 31, 2018, our share of net income was zero, and is included in net income from equity investments in our Consolidated Statements of Operations.
Pre-tax cash distributions from Fairfield for the six months ended May 31, 2018 and 2019, totaled approximately $0.1 million and $0.1 million, respectively.

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
As per the partnership agreement, our 34.0 percent share of equity is limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in The DAYTONA as an equity investment in our consolidated financial statements as of May 31, 2019. Our 34.0 percent portion of The DAYTONA’s net loss, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $0.6 million for the three and six months ended May 31, 2019, respectively, which includes pre-opening costs of approximately $0.3 million, and is included in net income from equity investments in our Consolidated Statements of Operations. There were no comparable amounts for the three and six months ended May 31, 2018 as the hotel commenced operations in April 2019.
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime Group, and DBR, was formed to own, construct and operate the residential project at ONE DAYTONA. The joint venture is structured similarly to the Fairfield and The DAYTONA joint ventures, where our share of equity will be limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. In March 2019, our land contribution of approximately $3.7 million towards the residential component was finalized. Vertical construction of the residential project has commenced and some units are expected to open in the fourth quarter of fiscal 2019.As per the partnership agreement, our 31.0 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership, which is before income taxes as the joint venture is a disregarded entity for income tax purposes.
Income Taxes
On December 22, 2017, new tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017, was enacted, which significantly changed the existing U.S. tax laws. The Tax Act reduced the corporate Federal income tax rate from 35.0 percent to 21.0 percent, eliminated the corporate alternative minimum tax, allowed 100.0 percent expensing of certain qualified capital investments through 2022 (retroactive to September 27, 2017), and further limited the deductibility of certain executive compensation, among other provisions. Under current accounting guidance, we recognized the effects of the Tax Act as of the enactment date.
During the first quarter of fiscal 2018, as a result of the Tax Act, we incurred a material, non-cash reduction of our deferred income tax liabilities and a corresponding material income tax benefit of approximately $143.9 million primarily due to the Federal income tax rate reduction from 35.0 percent to 21.0 percent.
Our effective income tax rate was approximately 22.9 percent and 23.9 percent for the three and six months ended May 31, 2019, respectively, and approximately 22.2 percent and (232.8) percent for the three and six months ended May 31, 2018, respectively.
The increase in the effective income tax rate for the six months ended May 31, 2019, as compared to the same period in the prior year, is substantially due to the material income tax benefit and income tax rate reduction associated with the Tax Act, including the aforementioned reduction in deferred income tax liability, in the first quarter of fiscal 2018. The slight increase in the three months ended May 31, 2019, as compared to the same period in the prior year, is predominately due to changes in state income tax rates.
In March 2018, we were notified that our 2014 federal income tax return is under examination by the Internal Revenue Service.
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

Looking to the future, we believe a healthy, broader U.S. economy, aided by the Tax Act and coupled with ISC's and the industry's long-term strategies, will provide an environment for improved profitability. NASCAR has secured its broadcast rights through the 2024 season, which benefits our entire industry. Consistent with major sports properties throughout the world, broadcast rights represent our Company's largest revenue segment. Expanding and extending this contracted revenue will provide us long-term cash flow visibility. Management believes the strategic initiatives and investments our Company and the motorsports industry have undertaken will slow recent trends, grow the sport and strengthen the long-term health of our Company.
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
We support NASCAR's industry strategy on a number of fronts. We have committed to improving our major motorsports facilities to enhance guest experiences and strengthen fan engagement. Specifically, one of the most ambitious and important projects in our history was the redevelopment of the frontstretch of Daytona International Speedway, our 61-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports complex featuring unique experiences for our guests and new innovative marketing platforms for our corporate partners, broadcasters and industry stakeholders. Fan and stakeholder feedback continues to be overwhelmingly positive. We believe that Daytona International Speedway's elevated customer experiences will continue to drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. We also believe that this strategic investment will positively influence consumer and corporate involvement in the sport, and drive long-term value for our broadcast partners.
In early fiscal 2017, we announced as part of our strategic plan and capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), that the ISC Board of Directors approved a project for the redevelopment of the grandstands and infield for Phoenix Raceway, now known as ISM Raceway. The modernization project, known as The ISM Raceway Project (see

"Liquidity and Capital Resources - The ISM Raceway Project "), cost approximately $178.0 million and addressed critical facility maintenance, and other improvements to enhance the fan experience, provide valuable marketing assets for new sponsorship opportunities and create updated infield amenities, including the 'ultimate race day INfield fan experience', where fans can view firsthand drivers and crews setting up their cars before the race. ISM Raceway is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup Series weekends, the latter being the second to the last Monster Energy NASCAR Cup Series event in the playoffs. The track is a fan-favorite with a unique racetrack configuration in the eleventh largest major media market of the United States. ISM Raceway is located near Phoenix, Arizona, an attractive but competitive marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience and provide a sustainable financial return. In late September 2017, ISM Raceway and ISM Connect, a pioneer in smart venue technology, announced a multi-year partnership that includes naming rights for the Raceway’s modernized venue, as well as the installation of a groundbreaking digital fan engagement experience. Beginning in fiscal 2018, the venue was re-named ISM Raceway. The ISM Raceway Project was completed in November 2018.
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
In June and July 2019, the NASCAR Monster Energy Cup events at Michigan International Speedway and Daytona International Speedway, respectively were postponed to the following day due to inclement weather. As a result, the events qualify for the Weather Protection Program. We are currently evaluating the financial impact to our consolidated financial statements.
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
In recent years, attendance at NASCAR events has faced headwinds. While the 2019 DAYTONA 500 recorded the fourth consecutive sell-out of grandstands, admissions revenue for all NASCAR Cup series events held at our facilities during the first and second quarters of fiscal 2019 declined approximately 4.5 percent versus the same time frame in 2018. In fiscal 2018, admissions revenue for NASCAR Cup series events declined approximately 10.7 percent. Recent retirements of fan favorite drivers, inclement weather causing delay and/or postponement of events, and a general declining trend in attendance at live sporting events affecting many sports, among others, have attributed to this decline. We believe the aforementioned strategies aimed at improving the guest experience, for those attending motorsports events at our facilities, and providing guests with several options at a good value, will offset this trend in the future.
Corporate Partnerships
The power of the NASCAR brand, along with its brand/product loyal fan base, creates a highly attractive platform for corporate partnership. In 2018, the participation of FORTUNE 500 companies in NASCAR is greater than in any other sports property, with more than one in four FORTUNE 500 companies investing in NASCAR, and nearly half of the FORTUNE 100 listed companies leveraging NASCAR within their marketing strategy. Big brand sponsors such as Coca-Cola, Mars, FedEx, Anheuser-Busch, McDonald's, PepsiCo, Miller Coors, Mobil 1 and Shell Pennzoil, to name a few, continue to align themselves with NASCAR. We anticipate this high-level of corporate interest will continue considering the appealing characteristics of our sport, such as presence in key metropolitan statistical areas, the near year-round event schedule, our impressive portfolio of major motorsports events and attractive NASCAR fan demographics.
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
As of May 2019, we have sold all Monster Energy NASCAR Cup entitlements. For fiscal 2019, we currently have agreements in place for approximately 91.0 percent of our gross marketing partnership revenue target. This is compared to last year at this time when we had approximately 91.5 percent of our gross marketing partnership revenue target sold and had one NASCAR Xfinity Series entitlement open or not announced. With the majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2019.
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
NBC Sports Network ("NBCSN") and Fox Sports 1 have become staples in most cable packages since their launch in 2012 and 2013, respectively, appearing in more than 80 million households each. Both channels rely on NASCAR content hosting eight and thirteen live NASCAR Cup points events respectively in 2019. NASCAR content is among the highest rated programming for both channels.
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
Through 16 NASCAR Cup Series events of 2019, FOX network broadcasted races experienced a 3.0 percent increase in year-over-year viewership; and NASCAR Cup Series share of audience, which factors the time spent watching, is up 6.0 percent versus prior year.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $92.7 million and $96.5 million, for the three months ended May 31, 2018 and 2019, respectively, and approximately $157.4 million and $163.9 million for the six months ended May 31, 2018 and 2019, respectively. Operating income generated by these media rights was approximately $69.6 million and $71.0 million, for the three months ended May 31, 2018 and 2019, respectively, and approximately $117.0 million and $120.6 million for the six months ended May 31, 2018 and 2019, respectively.
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
Through the first fifteen NASCAR Cup Series events, aggregate digital metrics show a continuing positive trend toward greater fan engagement with an 11.0 percent increase over prior year for the average time spent and the amount of content consumed. This strong growth in digital consumption illustrates the high level of engagement by NASCAR's audience with its content.
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
In October 2015, we entered into five-year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of our inventory of NASCAR Cup, Xfinity and Gander Outdoors Truck Series events. In fiscal 2019, we will conduct 21 NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Gander Outdoors Truck Series events. Each sanction agreement is for a term of five years, which commenced in 2016 and contracted through 2020. Other than the term, the sanction agreements are substantially similar to those entered into in previous years. The sanction agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The sanction agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the sanction agreements. NASCAR and NEM are controlled by members of the France Family Group, which controls approximately 74.7 percent of the combined voting power of the outstanding stock of the Company, as of May 31, 2019, and some members of which serve as directors and officers of International Speedway Corporation. We strive to ensure, and management believes that, the terms of the sanction agreements transactions are reasonable. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
Capital Improvements
We compete for the consumer's discretionary dollar with other entertainment options, such as concerts and other major sporting events. As such, enhancing the live event experience for our guests is a key strategic pillar to drive future growth. In addition, fans continue to demonstrate willingness to pay for more unique, immersive, and segmented experiences that cannot be duplicated at home. Today's consumer wants improved traffic flow, comfortable and wider seating, clean and available restroom facilities, more points of sale, enhanced audio and visual engagement, social zones and greater mobile-device connectivity. Providing these enhancements often requires capital reinvestment.
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
While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of our capital improvement investments may not provide immediate, directly traceable near term positive returns on invested capital, but over the longer term, we believe these improvements will better enable us to effectively compete with other entertainment venues for consumer and corporate spending. See "Capital Allocation in Liquidity and Capital Resources" section of Management's Discussion and Analysis for a complete discussion of how capital improvements at existing facilities integrates into our overall capital allocation.
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
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from Daytona International Speedway, which has crafted a strategy that will create synergy with Daytona International Speedway, enhance customer and partner experiences, monetize real estate on International Speedway Blvd. and leverage our real estate on a year-round basis. Several new-to-market tenants have already commenced operations at ONE DAYTONA. We substantially completed the remaining RD&E with additional tenants commencing operations throughout the remainder of fiscal 2019. The DAYTONA hotel was completed in April 2019 (see “Liquidity and Capital Resources - ONE DAYTONA”).
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2018 and 2019, are not indicative of the results to be expected for the year.
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
The adjustments for fiscal 2018 relate to non-recurring costs incurred associated with The ISM Raceway Project, losses associated with the retirements of certain other long-lived assets in connection with ONE DAYTONA and facility optimization initiatives, accelerated depreciation (associated with The ISM Raceway Project and the infield project at Richmond), capitalized interest related to The ISM Raceway Project and ONE DAYTONA, and an income tax benefit, primarily related to a reduction in our deferred tax liability, as a result of the lower corporate tax rate from the Tax Cut and Jobs Act of 2017 (see "Note 12 - Income Taxes").
The adjustments for fiscal 2019 relate to losses associated with the retirements of certain other long-lived assets in connection with the infield project at Talladega, accelerated depreciation associated with the infield project at Talladega, non-recurring, non-capitalized costs related to the purchase of certain assets from Racing Electronics, one-time, non-cash charges related to terminated agreements associated with non motorsports operations, and any costs incurred associated with the aforementioned Merger Agreement.

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended May 31, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$21,440	$4,770	$16,670	$0.38
Adjustments:
The ISM Raceway Project	111	29	82	0.00
Accelerated depreciation	301	79	222	0.01
Losses on retirements of long-lived assets	132	33	99	0.00
Capitalized interest	(844)	(220)	(624)	(0.02)
Non-GAAP	$21,140	$4,691	$16,449	$0.37

	Three Months Ended May 31, 2019
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$19,551	$4,478	$15,073	$0.35
Adjustments:
Losses on retirements of long-lived assets	507	123	384	0.01
Merger Agreement costs	99	24	75	0.00
Non-capitalized costs related to business combination	35	9	26	0.00
Terminated agreements	389	94	295	0.00
Non-GAAP	$20,581	$4,728	$15,853	$0.36

	Six Months Ended May 31, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$55,893	$(130,123)	$186,016	$4.21
Adjustments:
The ISM Raceway Project	216	56	160	0.00
Accelerated depreciation	1,154	301	853	0.02
Losses on retirements of long-lived assets	1,248	325	923	0.02
Capitalized interest	(1,672)	(436)	(1,236)	(0.03)
Net tax benefit	—	143,900	(143,900)	(3.25)
Non-GAAP	$56,839	$14,023	$42,816	$0.97

	Six Months Ended May 31, 2019
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$48,103	$11,475	$36,628	$0.84
Adjustments:
Losses on retirements of long-lived assets	782	193	589	0.02
Accelerated depreciation	943	231	712	0.02
Merger Agreement costs	2,903	710	2,193	0.05
Non-capitalized costs related to business combination	256	62	194	0.00
Terminated agreements	389	94	295	0.00
Non-GAAP	$53,376	$12,765	$40,611	$0.93

Adjusted EBITDA
In an effort to enhance the comparability and understandability of certain forward looking financial guidance, we adjust for certain non-recurring items that will be included in our future GAAP reporting to provide information that we believe best represents our expectations for our business performance. We calculate Adjusted EBITDA, a non-GAAP financial measure, as GAAP operating income, plus depreciation, amortization, impairment/losses on retirements of long-lived assets, other previously stated non-GAAP adjustments, and cash distributions from equity investments. We have not reconciled non-GAAP forward-looking measures to their most directly comparable GAAP measure as such reconciliations would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors not in our control or not readily predictable, as detailed in the "Risk Factors" section of our previously publicly filed documents, including Forms 10-K and 10-Q, with the SEC, any or all of which can significantly impact our future results. These components, and other factors, could significantly impact the amount of the future directly comparable GAAP measures, which may differ significantly from their non-GAAP counterparts.
The following schedule reconciles our financial performance prepared in accordance with GAAP to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2019	May 31, 2018	May 31, 2019
	(Unaudited)
Net Income (GAAP)	$16,670	$15,073	$186,016	$36,628
Adjustments:
Income tax (benefit) expense	4,770	4,478	(130,123)	11,475
Interest income	(732)	(1,339)	(1,253)	(2,572)
Interest expense	2,900	3,716	5,785	7,438
Other	—	—	(15)	—
Equity in net income from equity investments	(6,351)	(6,425)	(10,659)	(11,937)
Operating Income (GAAP)	$17,257	$15,503	$49,751	$41,032
Adjustments:
Depreciation and amortization	26,859	28,809	53,598	58,068
Impairments/losses on retirements of long-lived assets	195	640	1,357	1,021
Other Non-GAAP adjustments (1)	111	523	216	3,548
Cash distributions from equity investments	6,375	6,588	11,625	12,772
Adjusted EBITDA (non-GAAP)	$50,797	$52,063	$116,547	$116,441
(1) Other Non-GAAP adjustments include:

i.	2018 adjustments for the three and six month periods relate to costs associated with The ISM Raceway Project of approximately $0.1 million and $0.2 million, respectively; and

ii.
2019 adjustments for the three and six month periods relate to costs associated with terminated agreements of approximately $0.4 million for both periods, the Merger Agreement of approximately $0.1 million and $2.9 million, respectively, and non-capitalized, non-recurring acquisition costs of Racing Electronics of approximately $35.0 thousand and $0.3 million, respectively.

Comparison of the Results for the Three and Six Months Ended May 31, 2019 to the Results for the Three and Six Months Ended May 31, 2018.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2019	May 31, 2018	May 31, 2019
	(Unaudited)
REVENUES:
Admissions, net	15.0%	14.5%	17.6%	16.9%
Motorsports and other event related	77.7	75.4	74.6	73.2
Food, beverage and merchandise	4.0	6.8	4.6	6.5
Other	3.3	3.3	3.2	3.4
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	29.2	31.1	25.0	26.1
Motorsports and other event related	26.0	19.0	22.0	18.3
Food, beverage and merchandise	3.0	4.8	3.4	4.6
Other operating expenses	0.6	1.1	0.7	1.2
General and administrative	15.4	17.2	16.2	18.4
Depreciation and amortization	15.6	17.2	16.7	18.2
Losses on asset retirements	0.1	0.4	0.5	0.3
Total expenses	89.9	90.8	84.5	87.1
Operating income	10.1	9.2	15.5	12.9
Interest income	0.4	0.8	0.4	0.8
Interest expense	(1.7)	(2.2)	(1.8)	(2.3)
Equity in net income from equity investments	3.7	3.8	3.3	3.7
Other	0.0	0.0	0.0	0.0
Income before income taxes	12.5	11.6	17.4	15.1
Income tax (benefit) expense	2.8	2.6	(40.6)	3.6
Net income	9.7%	9.0%	58.0%	11.5%
Comparability of results for the three and six months ended May 31, 2019 to the same period in fiscal 2018 was impacted by the following:

•
In the first quarter of fiscal 2019, we were informed of a bankruptcy proceeding related to one of our marketing partners. During our second quarter of fiscal 2019, in accordance with our contracts, we terminated the sponsorship agreements and related sublease agreements with this entity. As a result, we experienced lower admissions and sponsorship revenues related to the sponsorship agreements and lower rental expense related to the sublease agreements during the six months ended May 31, 2019 as compared to the same period in fiscal 2018.

•	In the second quarter of fiscal 2018, we hosted an IndyCar event at ISM Raceway, for which there was no comparable event in fiscal 2019;

•	In the second quarter of fiscal 2018, we hosted the Country 500 music festival at Daytona, for which there was no comparable event in fiscal 2019;

•
For the three and six months ended May 31, 2019, we recognized revenue and expenses recorded in the respective food, beverage and merchandise accounts related to the acquisition of Racing Electronics. There were no comparable costs for the three and six months ended May 31, 2018;

•
For the three and six months ended May 31, 2019, we received certain lease rents, and incurred operating expenses, related to ONE DAYTONA as a result of certain tenants commencing operations in the current period, for which there was no comparable activity in the same period of the prior year (see "ONE DAYTONA");

•
During the three and six months ended May 31, 2019, we recognized approximately $0.1 million and $2.9 million, or less than $0.01 per diluted share and $0.05 per diluted share, respectively, of costs associated with the Merger Agreement (See Note 1). There were no comparable costs for the three and six months ended May 31, 2018;

•
During the three and six months ended May 31, 2019, we incurred approximately $35.0 thousand and $0.3 million, or less than $0.01 per diluted share for both periods, respectively, of non-capitalized, non-recurring acquisition costs related to the purchase of certain assets from Racing Electronics. There were no comparable costs during the three and six months ended May 31, 2018;

•
During the three and six months ended May 31, 2019, we incurred approximately $0.4 million, or less than $0.01 per diluted share for both periods, respectively, of one-time, non-cash charges related to terminated agreements associated with non motorsports operations.

•
During the three months ended May 31, 2019, we recognized no costs associated with accelerated depreciation. During the six months months ended May 31, 2019, we recognized approximately $0.9 million, or $0.02 per diluted share, of accelerated depreciation due to shortening of the service lives of certain assets associated with the infield project at Talladega. During the three and six months ended May 31, 2018, we recognized $0.3 million and $1.2 million, or $0.01 per diluted share and $0.02 per diluted share, respectively, of accelerated depreciation due to shortening the service lives of certain assets associated with The ISM Raceway Project and the infield project at Richmond;

•
During the three and six months ended May 31, 2019, we recognized approximately $0.5 million and $0.8 million, or $0.01 per diluted share and $0.02 per diluted share, respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with the infield project at Talladega. During the three and six months ended May 31, 2018, we recognized approximately $0.1 million and $1.2 million, or less than $0.01 per diluted share and $0.02 per diluted share, respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with ONE DAYTONA, facility optimization initiatives, and other capital improvements, including the infield project at Richmond;

•
During the three and six months ended May 31, 2018, we recognized approximately $0.1 million and $0.2 million, respectively, or less than $0.01 per diluted share for both periods, in non-recurring costs that are included in general and administrative expense related to The ISM Raceway Project. There were no comparable costs during the three and six months ended May 31, 2019;

•
During the three and six months ended May 31, 2018, we capitalized approximately $0.8 million and $1.7 million, respectively, or $0.02 and $0.03 per diluted share, respectively, of interest, primarily relating to The ISM Raceway Project, and to a lesser extent, ONE DAYTONA. We did not capitalize any interest related to these projects for the three and six months ended May 31, 2019; and

•
In the first quarter of fiscal 2018 we recorded approximately $143.9 million, or $3.25 per diluted share, of a non-recurring, non-cash income tax benefit related to the Tax Cuts and Jobs Act (see "Note 12 - Income Taxes). There were no comparable benefits recorded in fiscal 2019.

Admissions revenue decreased approximately $1.3 million and $2.5 million, or approximately 5.0 percent and 4.5 percent, during the three and six months ended May 31, 2019, respectively, as compared to the same periods of the prior year.

•
The decrease in the current three month period is substantially due to lower attendance and admissions for NASCAR and other events held during the period, some of which were impacted by inclement weather, the IndyCar event not held in fiscal 2019 and the sponsor tickets related to the aforementioned bankruptcy. Partially offsetting the reduction on admissions revenue were increased admissions for bike week events held at Daytona, and NASCAR events held at the newly renovated ISM Raceway.

•
The decrease in the six month period is substantially due to lower attendance and admissions for NASCAR and other events held during Daytona Speedweeks and certain NASCAR events held in the current three month period, some of which were impacted by inclement weather, the IndyCar event and the aforementioned bankruptcy. Partially offsetting the reduction on admissions revenue were increased admissions for the Rolex 24 At DAYTONA, bike week events held at Daytona, and NASCAR events held at the newly renovated ISM Raceway. Attendance for the DAYTONA 500 was comparable to prior year due to the event's fourth consecutive sellout.

Motorsports and other event related revenue decreased approximately $6.5 million and $5.7 million, or approximately 4.9 percent and 2.4 percent, respectively, during the three and six months ended May 31, 2019, as compared to the same period of the prior year.

•
The decrease in the current three month period is predominately due to the aforementioned Country 500 music festival at Daytona and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $4.3 million and $1.1 million, respectively. Also contributing to the decrease were lower sponsorship, hospitality and advertising revenues of approximately $4.1 million relating to the aforementioned bankruptcy, and ancillary rights fees of approximately $1.2 million. Partially offsetting the decrease was an increase in television broadcast revenue of approximately $3.9 million, as well as increases of approximately $0.3 million related to various event revenues.

•
The decrease in the current six month period is predominately due to the aforementioned Country 500 music festival at Daytona and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $4.3 million and $1.1 million, respectively. Also contributing to the decrease were reductions in sponsorship, hospitality and advertising revenues of approximately $6.4 million, of which $5.1 million is related to the aforementioned bankruptcy, and ancillary rights fees of approximately $1.0 million. Partially offsetting the decrease was an increase in television broadcast revenue of approximately $6.6 million, as well as increases of approximately $0.5 million related to various event revenues.

Food, beverage and merchandise revenue increased approximately $4.5 million and $5.8 million, or 64.6 percent and 38.8 percent, respectively,during the three and six months ended May 31, 2019, as compared to the same period of the prior year.

•
The increase in the three month period is substantially due to the aforementioned acquisition of assets from Racing Electronics contributing approximately $5.0 million of revenue. Also contributing to the increase were approximately $0.2 million of concessions and catering revenues for certain NASCAR and other events held during the period and approximately $0.1 million related to off-site catering. Partially offsetting the increase were concessions and catering to the aforementioned Country 500 music festival and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $0.8 million.

•
The increase in the six month period is substantially due to the aforementioned acquisition of assets from Racing Electronics contributing approximately $6.9 million of revenue. Also contributing to the increase were approximately $0.3 million related to off-site catering. Partially offsetting the increase were concessions and catering to the aforementioned Country 500 music festival and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $0.8 million and lower concessions and catering revenues of approximately $0.6 million from the aforementioned lower attendance for certain NASCAR, and other events held during the period.

Other revenue decreased approximately $0.2 million, or 3.8 percent, and increased approximately $0.5 million, or 5.1 percent, during the three and six months ended May 31, 2019, respectively, as compared to the same period of the prior year.

•
The decrease in the three month period is predominately due to the receipt of insurance proceeds of approximately $1.8 million in fiscal 2018 for which there was no comparable event in fiscal 2019. Substantially offsetting the decrease was an in increase in lease revenue from ONE DAYTONA of approximately $1.0 million, as well as miscellaneous revenues of approximately $0.6 million.

•
The increase in the six month period is predominately due to lease revenue from ONE DAYTONA of approximately $1.7 million, as well as miscellaneous revenues of approximately $1.0 million. Partially offsetting the increase was the receipt of insurance proceeds of approximately $1.8 million in fiscal 2018 for which there was no comparable event in fiscal 2019 and the reduction of revenue of approximately $0.4 million due to the sale of revenue generating assets in the first quarter of fiscal 2018 by a business unit for which there was no comparable event in fiscal 2019.

NASCAR Event Management ("NEM") fees increased approximately $2.1 million and $3.1 million, or 4.2 percent and 3.9 percent, for the three and six months ended May 31, 2019, as compared to the same period of the prior year. The increase in contracted NEM fees during the current three and six month periods primarily includes approximately $1.1 million and $1.8 million, respectively, attributable to the increase in television broadcast rights fees.
Motorsports and other event related expenses decreased approximately $12.6 million and $12.3 million, or 28.3 percent and 17.4 percent, for the three and six months ended May 31, 2019, as compared to the same period of the prior year.

•
The decrease in the three month period is predominately due to the aforementioned Country 500 music festival at Daytona and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $6.9 million and $1.6 million, respectively. Also contributing to the decrease were approximately $3.3 million of costs for equipment rentals related to the aforementioned terminated sublease agreements and approximately $0.8 million of labor and purchased services for event related expenses associated with certain NASCAR events held during the period;

•
The decrease in the six month period is predominately due to the aforementioned Country 500 music festival at Daytona and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $6.9 million and $1.6 million, respectively. Also contributing to the decrease were approximately $2.8 million related to the aforementioned terminated sublease agreements and approximately $0.8 million of labor and purchased services for event related expenses associated with certain NASCAR events held during the period. Partially offsetting the decrease was approximately $0.5 million of costs related to non-motorsports events held during the period, which drove increased other event revenues; and

•
Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased for the three and six months ended May 31, 2019 to approximately 21.2 percent and 20.3 percent, as compared to 28.1 percent and 23.9 percent, respectively, for the same period in the prior year. The increase in margin for the three and six month periods are predominately due to the aforementioned Country 500 music festival at Daytona and IndyCar event at ISM Raceway not occurring in fiscal 2019.

Food, beverage and merchandise expense increased approximately $2.9 million and $3.9 million, or 56.2 percent and 35.7 percent, during the three and six months ended May 31, 2019, as compared to the same period of the prior year.

•
The increase in the current three month period is primarily due to increased expenses of approximately $3.2 million associated with the revenues generated during the quarter from the aforementioned acquisition of assets from Racing Electronics. Also contributing to the increase were approximately $0.1 million of concessions and catering expenses for certain NASCAR and other events held during the period. Partially offsetting the increase were concessions and catering to the aforementioned Country 500 music festival and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $0.4 million;

•
The increase in the six month period is primarily due to increased expenses of approximately $4.6 million associated with the revenues generated during the quarter from the aforementioned acquisition of assets from Racing Electronics. Partially offsetting the increase were concessions and catering to the aforementioned Country 500 music festival and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $0.4 million and approximately $0.3 million of concessions and catering expenses for certain NASCAR and other events held during the period; and

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased for the three and six months ended May 31, 2019 to approximately 71.4 percent and 71.3 percent, as compared to 75.3 percent and 72.9 percent, respectively, for the same period in the prior year. The increase in margin for the three and six month periods are predominately due to the aforementioned Country 500 music festival at Daytona and IndyCar event at ISM Raceway not occurring in fiscal 2019.

Other operating expense increased approximately $0.8 million and $1.5 million, or 79.4 percent and 67.8 percent, respectively, during the three and six months ended May 31, 2019, as compared to the same period of the prior year. The increase in the three and six month periods are predominately due to increased operational expenses related to ONE DAYTONA as additional new tenants began to start operations. Also included in the increase for the three and six month periods are approximately $0.4 million of one-time, non-cash charges related to terminated agreements associated with non motorsports operations.
General and administrative expenses increased approximately $2.5 million and $6.4 million, or 9.6 percent and 12.3 percent, during the three and six months ended May 31, 2019, as compared to the same period of the prior year.

•
The increase in the current three month period is primarily due to approximately $1.1 million related to certain employee-related costs, approximately $1.0 million on increased property taxes, approximately $0.3 million related to certain purchased services, and approximately $0.1 million of one-time costs related to the aforementioned Merger Agreement;

•
The increase in the six month period is primarily due to approximately $2.9 million of one-time costs related to the aforementioned Merger Agreement, approximately $2.1 million related to certain employee-related costs, approximately $1.0 million on increased property taxes, approximately $0.4 million related to certain purchased services and approximately $0.3 million related to the aforementioned acquisition of assets of Racing Electronics. Partially offsetting the increase were approximately $0.3 million related to the reduction of expenses from the sale of revenue generating assets by a business unit in the first quarter of fiscal 2018; and

•
General and administrative expenses as a percentage of total revenues increased for the three and six months ended May 31, 2019, to 17.2 percent and 18.4 percent, as compared to 15.3 percent and 16.2 percent, for the same period in the prior year. The decreased margin for the period is predominately due to the one-time costs associated with the aforementioned Merger Agreement.

Depreciation and amortization expense increased approximately $2.0 million and $4.5 million, or 7.3 percent and 8.3 percent, during the three and six months ended May 31, 2019.

•
The increase in the three and six month period is primarily due to assets placed in service related to projects at ISM Raceway, Richmond Raceway and ONE DAYTONA. Also contributing to the increase is the aforementioned accelerated depreciation associated with the infield project at Talladega. Partially offsetting the increase were assets that have been fully depreciated, or removed from service, as compared to the same period in the prior year.
Losses on retirements of long-lived assets increased approximately $0.4 million and decreased approximately $0.3 million, for the three and six months ended May 31, 2019, respectively, as compared to the same period of the prior year.

•	The variances in the three and six months ended May 31, 2019 is predominately related to the timing of facility optimization initiatives incurred in the current and prior periods.
Interest income increased for the three and six months ended May 31, 2019 by approximately $0.6 million and $1.3 million, respectively, as compared to the same period of the prior year. The increase is primarily due to higher interest rates received on cash deposits, and to a lesser extent, a slightly higher average cash balance for the comparable periods.
Interest expense during the three and six months ended May 31, 2019, increased approximately $0.8 million and $1.7 million, as compared to the same period of the prior year, primarily related to lower capitalized interest related to The ISM Raceway Project and ONE DAYTONA.
Equity in net income from equity investments substantially represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway, and to a lesser extent, our 33.25 percent equity investment in the Fairfield Inn Hotel at ONE DAYTONA (see “Equity and Other Investments”). During the three and six months ended May 31, 2019, equity in net income from equity investments increased approximately $0.1 million and $1.3 million, or 1.2 percent and 12.0 percent, respectively, as compared to the same period of the prior year.

•
The increase in the three and six months ended May 31, 2019 is substantially related to higher operating profits from the Hollywood Casino at Kansas Speedway, partially offset by operations in the Company's other equity investments.

Our effective income tax rate was approximately 22.9 percent and 23.9 percent for the three and six months ended May 31, 2019, as compared to 22.2 percent and (232.8) percent, for the same period of the prior year. The increase in the six month period primarily relates to one-time non-cash material reduction in our deferred income tax liability associated with new tax legislation in the first quarter of fiscal 2018, the reduction in the corporate Federal income tax rate, and to a lesser extent, one-time cumulative reductions in certain state tax liabilities (see “Note 12 - Income Taxes”).
As a result of the foregoing, net income for the three and six month period ending May 31, 2019, as compared to the same period in prior year, decreased by approximately $1.6 million and $149.4 million, or $0.03 and $3.37 per diluted share.
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

	November 30, 2018	May 31, 2019
	(Unaudited)
Cash and cash equivalents	$269,011	$338,747
Working capital	231,776	261,415
Total debt	255,665	255,306
At May 31, 2019, our working capital was primarily supported by our cash and cash equivalents totaling approximately $338.7 million, an increase of approximately $69.7 million from November 30, 2018, which is predominately due to the amount and timing of payments for income taxes (see "Income Taxes").

Significant cash flow items during the six months ended May 31, 2018 and 2019, respectively, are as follows (in thousands):

	May 31, 2018	May 31, 2019
	(Unaudited)
Net cash provided by operating activities (1)	$141,475	$121,906
Capital expenditures (2)	(65,019)	(42,562)
Distribution from equity investee (3)	11,625	12,772
Acquisition of assets (4)	—	(7,969)
Net payments related to long-term debt	(473)	(503)
Reacquisition of previously issued common stock (5)	(7,175)	(1,009)
(1) The decrease in net cash provided by operating activities, during the six months ended May 31, 2019, as compared to the same period in the prior year, is substantially due to the timing of income tax payments (see "Income Taxes").
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
(4) Acquisition of assets relates to the purchase of certain assets, including trademarks and certain other intellectual property, from Racing Electronics.
(5) Fiscal year 2018 amount relates to reacquisition of previously issued common stock and shares of our common stock delivered to us in satisfaction of the minimum tax withholding obligation of holders of restricted shares that vested during the period, whereas fiscal year 2019 only included shares of our common stock delivered to us in satisfaction of the minimum tax withholding obligation of holders of restricted shares that vested during the period (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds").
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2019, we have approximately $296.9 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
Allocation of capital is driven by our long-term strategic planning and initiatives that encompass our mission, vision and values. Our primary uses of capital are to maintain modest debt levels that are consistent with our current investment grade debt rating from Standard and Poor’s. We will invest in our facilities to improve the guest experience and we will make investments in strategic projects that complement our core business, all of which are balanced with returning capital to our shareholders through share repurchases and dividends.
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
We operate under a five-year capital allocation plan adopted by the Board of Directors, covering fiscal years 2017 through 2021. Components of this plan include:

•
Capital expenditures for existing facilities up to $500.0 million from fiscal 2017 through fiscal 2021.  This allocation will fund reinvestments for impact capital projects, (see “The ISM Raceway Project”, "Richmond Raceway" and "Talladega Infield Project"), as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures, approximately $40.0 million to $60.0 million annually, will likely result in a blended return on this invested capital in the low-to-mid single digits;

•
In addition to the aforementioned $500.0 million in capital expenditures for existing facilities, we expect we will have an additional approximate $111.0 million of capital expenditures, exclusive of capitalized interest and net of public incentives, related to ONE DAYTONA and the Shoppes at ONE DAYTONA (see "ONE DAYTONA"). We expect the returns of this investment to exceed our weighted average cost of capital; and

•
Approximately $280.0 million return of capital to shareholders through dividends and share repurchases. In fiscal 2019 we increased our dividend approximately 4.3 percent to $0.49 per share. Concerning share repurchases, for the six months ended May 31, 2019, we did not repurchase any shares of ISCA on the open market. At May 31, 2019, we had approximately $138.7 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan. We currently have no active Rule 10b5-1 plans.

We will continue to explore development and/or acquisition opportunities beyond the initiatives discussed above that generate returns that exceed our weighted average cost of capital. Should additional development and/or acquisitions be pursued, we will provide discrete information on timing, scope, cost and expected returns of such opportunities.
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
Capital expenditures for projects were approximately $42.6 million for the six months ended May 31, 2019. In comparison, we spent approximately $65.0 million on capital expenditures for projects for the same period in fiscal 2018. For fiscal 2019, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $90.0 million and $100.0 million for existing facilities, which includes the Talladega Infield Project described below, and remaining capital expenditures related to the completion of projects at ISM Raceway, Richmond Raceway and ONE DAYTONA and the Shoppes.
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
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales, contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents and available borrowings under our credit facility, will be sufficient to fund:

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
Our cash position and future liquidity has been further enhanced by the Tax Act passed by Congress in December 2017. We expect the Tax Act to favorably impact our future liquidity, primarily a result of the lower single corporate tax rate from 35.0 percent to 21.0 percent, which will lower our effective tax rate and annual tax liability. Additionally, the Tax Act provides for 100.0 percent expensing of certain capital investments through 2022 (see "Note 12 - Income Taxes"). We will continue to evaluate the details of the Tax Act and the impact on ISC.
Since November 30, 2018, there have been no material changes to our contractual cash obligations to repay debt or to make payments under operating agreements, leases or commercial commitments in the form of guarantees and unused lines of credit.
We remain interested in pursuing acquisition and/or development opportunities that would increase returns of capital to our shareholders, of which the timing, size, success and associated potential capital commitments, are unknown at this time.

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
We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail, dining, and entertainment ("RD&E"), a 2,500-seat movie theater, 660 hotel rooms, 1,350 residential units, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space.
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
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 144-room full service Autograph Collection hotel at ONE DAYTONA, known as The DAYTONA, as well as a 105-room select-service Fairfield Inn & Suites by Marriott. The Fairfield Inn and Suites opened in December 2017, while The DAYTONA opened in April 2019. As part of the partnership agreement, our portion of equity is limited to our land contribution and we will share proportionately in the profits from the joint ventures.
Prime Group has been selected as the partner for ONE DAYTONA’s residential development. Prime Group is proceeding with the development in ONE DAYTONA for approximately 282 luxury apartment rental units, that will add additional activity to the overall ONE DAYTONA campus. Similar to the hotel partnership, our portion of equity is limited to our land contribution and we will share proportionately in the profits from the joint venture. In March 2019, our land contribution of approximately $3.7 million, was finalized. Vertical construction of the residential project has commenced and some units are expected to open in the fourth quarter of fiscal 2019.
In fiscal 2018, our Board approved the purchase of property and an office building adjacent to ONE DAYTONA, strategically located with roadside frontage to Bill France Boulevard. The purchase price was $3.6 million and was completed in the first quarter of fiscal 2019. Simultaneous to the purchase, we executed a long-term lease for a portion of the commercial office space located on the property.
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
Total capital expenditures for ONE DAYTONA and the Shoppes, excluding capitalized interest and net of public incentives, are expected to be approximately $111.0 million. From inception, through May 31, 2019, capital expenditures totaled approximately $85.4 million, exclusive of capitalized interest and labor. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we may secure financing for the project upon stabilization. We expect returns for ONE DAYTONA to exceed our weighted average cost of capital as we progress to stabilization.
Any future phases will be subject to prudent business considerations for which we will provide discrete cost and return disclosures.
The ISM Raceway Project
On November 30, 2016, we announced the approval of a multi-year redevelopment project ("The ISM Raceway Project") to elevate the guest experience at ISM Raceway, our 54-year-old motorsports venue in Phoenix, Arizona. The redevelopment was focused on new and upgraded seating areas, vertical transportation options, new concourses, enhanced hospitality offerings, and a re-worked infield experience with a brand-new Fan Zone that offers greater accessibility to pre-race activities.
The ISM Raceway Project is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The ISM Raceway Project cost was approximately $178.0 million, including maintenance capital, before capitalized interest. Construction commenced in early fiscal 2017 and was completed in fall of 2018.
From inception, through May 31, 2019, we have incurred total capital expenditures related to The ISM Raceway Project, exclusive of capitalized interest and labor, of approximately $168.4 million. Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. From inception, through substantial completion of the project in the fall of 2018, we recorded approximately $5.1 million of capitalized interest related to The ISM Raceway Project. The ISM Raceway Project will contribute incrementally to our net revenue. Financial projections are included in ISC's 2019 full fiscal year non-GAAP guidance.
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
Talladega Superspeedway
In June 2018, the Board of Directors approved a capital project for the redevelopment of the infield of Talladega Superspeedway (known as "Transformation - the Talladega Superspeedway Infield Project"). The infield redevelopment project will offer new attractions and enhanced amenities for fans, sponsors, teams and stakeholders in the famous, historic Talladega infield. The infield redevelopment project will include a new interactive Garage Fan Zone Experience, a paddock club to enhance the experience for fans and corporate guests, new Gatorade Victory Lane with up-close fan views, and expanded premium RV camping located near the Alabama Gang Superstretch and by the start-finish line. A new turn 3 vehicle tunnel will provide unobstructed ingress/egress access to the infield for haulers and RV's.
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
Speedway Developments
In light of NASCAR's publicly announced position regarding additional potential realignment of the Monster Energy NASCAR Cup Series schedule, we believe there may be potential development opportunities for public/private partnerships in new, underserved markets across the country that would create returns of capital to our shareholders. However, we are not currently pursuing any new speedway development opportunities.
Inflation
We do not believe that inflation has had a material impact on our operating costs and earnings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended November 30, 2018. During the six months ended May 31, 2019, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2019.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
Mergers, such as the one proposed in the Merger Agreement, which we previously discussed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, often attract litigation from minority shareholders. On December 14, 2018 a putative class-action shareholder lawsuit was filed in the Seventh Judicial Circuit of Volusia County, Florida by attorneys on behalf of the Firemen's Retirement System of St. Louis related to the Merger Agreement. The complaint names as defendants: the Company, its directors, its CFO, NASCAR Holdings and certain of the Family Stockholders, and alleges claims for breach of fiduciary duty and for aiding and abetting those breaches. The parties to the litigation have reached agreement-in-principle to settle the litigation, subject to negotiation of appropriate documentation. The Company currently maintains Directors & Officers Insurance. Applicable insurance policies contain certain customary limitations, conditions and exclusions and are subject to a self-insured retention amount.
On April 13, 2019, SunTrust Equipment and Finance Leasing Corp. filed a complaint against the Company in the Northern District of Georgia for Declaratory Judgment, Breach of Contract and Possession of Personal Property. The complaint relates to subleases the Company entered into with DC Solar Distribution, Inc., which has subsequently filed for bankruptcy. ISC has filed a motion to dismiss the complaint. The motion has been fully briefed and is pending before the court.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
March 1, 2019— March 31, 2019
Repurchase program (1)	—	$—	—	$138,725
April 1, 2019 — April 30, 2019
Repurchase program (1)	—	$—	—	$138,725
May 1, 2019 — May 31, 2019
Repurchase program (1)	—	$—	—	$138,725
Employee transactions (2)	22,880	$44.12
	22,880		—

(1)
We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $530.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. We have no active 10b5-1 plans as of May 31, 2019. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through May 31, 2019, we have purchased 10,566,002 shares of our Class A common shares, for a total of approximately $391.3 million. We did not purchase any shares of our Class A common shares during the six months ended May 31, 2019. At May 31, 2019, we had approximately $138.7 million remaining repurchase authority under the current Stock Purchase Plan.

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

3.3	Amended and Restated By-Laws of the Company, as amended as of May 22, 2019 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated May 22, 2019)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith
32	Section 1350 Certification — filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	July 8, 2019	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer