Form 10-Q
period 2019-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2019-10-03
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission file number: 000-02384
 _________________________________

INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	59-0709342
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

ONE DAYTONA BOULEVARD,
DAYTONA BEACH,	FLORIDA	32114
(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (386) 254-2700
_________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock - $.01 par value	ISCA	NASDAQ	/National Market System

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	23,874,277	shares	As of August 31, 2019
Class B Common Stock	19,610,940	shares	As of August 31, 2019

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED August 31, 2019

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2018	August 31, 2019
		(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$269,011	$335,079
Receivables, less allowance of $1,000 in 2018 and 2019, respectively	42,833	49,191
Income taxes receivable	—	17,428
Prepaid expenses and other current assets	10,611	22,202
Total Current Assets	322,455	423,900
Property and Equipment, net of accumulated depreciation of $1,129,378 and $1,215,037, respectively	1,515,041	1,502,432
Other Assets:
Equity investments	81,225	80,524
Intangible assets, net	178,563	179,826
Goodwill	118,331	118,872
Other	33,745	30,113
	411,864	409,335
Total Assets	$2,249,360	$2,335,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,284	$4,644
Accounts payable	31,508	33,877
Deferred income	36,801	71,420
Income taxes payable	2,535	—
Other current liabilities	15,551	19,206
Total Current Liabilities	90,679	129,147

Long-Term Debt	251,381	250,477
Deferred Income Taxes	260,666	279,542
Long-Term Deferred Income	7,575	6,858
Other Long-Term Liabilities	3,101	3,088
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 23,408,516 and 23,513,811 issued and outstanding in 2018 and 2019, respectively	234	235
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,644,581 and 19,610,940 issued and outstanding in 2018 and 2019, respectively	196	196
Additional paid-in capital	425,233	426,787
Retained earnings	1,211,499	1,239,927
Accumulated other comprehensive loss	(1,204)	(590)
Total Shareholders’ Equity	1,635,958	1,666,555
Total Liabilities and Shareholders’ Equity	$2,249,360	$2,335,667
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2018	August 31, 2019
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$24,365	$23,712
Motorsports and other event related	117,405	119,158
Food, beverage and merchandise	12,185	15,622
Other	5,323	6,571
	159,278	165,063
EXPENSES:
Direct:
NASCAR event management fees	44,265	47,450
Motorsports and other event related	37,290	35,165
Food, beverage and merchandise	9,930	12,747
Other operating expenses	2,523	1,340
General and administrative	26,791	29,108
Depreciation and amortization	26,027	28,386
Losses on asset retirements	2,181	760
	149,007	154,956
Operating income	10,271	10,107
Interest income	979	1,568
Interest expense	(2,551)	(3,647)
Equity in net income from equity investments	5,790	7,032
Other	11	429
Income before income taxes	14,500	15,489
Income tax expense	2,469	2,383
Net income	$12,031	$13,106

Earnings per share:
Basic	$0.27	$0.30

Diluted	$0.27	$0.30

Basic weighted average shares outstanding	44,110,349	43,483,743

Diluted weighted average shares outstanding	44,118,767	43,488,776

	Nine Months Ended
	August 31, 2018	August 31, 2019
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$80,604	$77,434
Motorsports and other event related	356,519	352,582
Food, beverage and merchandise	27,041	36,238
Other	15,668	17,444
	479,832	483,698
EXPENSES:
Direct:
NASCAR event management fees	124,310	130,630
Motorsports and other event related	107,932	93,546
Food, beverage and merchandise	20,757	27,442
Other operating expenses	4,770	5,110
General and administrative	78,878	87,596
Depreciation and amortization	79,625	86,454
Losses on asset retirements	3,538	1,781
	419,810	432,559
Operating income	60,022	51,139
Interest income	2,232	4,140
Interest expense	(8,336)	(11,085)
Equity in net income from equity investments	16,449	18,969
Other	26	429
Income before income taxes	70,393	63,592
Income tax (benefit) expense	(127,654)	13,858
Net income	$198,047	$49,734

Dividends per share	$0.47	$0.49
Earnings per share:
Basic	$4.49	$1.14

Diluted	$4.48	$1.14

Basic weighted average shares outstanding	44,154,848	43,448,897

Diluted weighted average shares outstanding	44,165,955	43,455,750
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	August 31, 2018	August 31, 2019
	(Unaudited)
	(In Thousands)
Net income	$12,031	$13,106
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $70 and $65, respectively	200	205
Comprehensive income	$12,231	$13,311

	Nine Months Ended
	August 31, 2018	August 31, 2019
	(Unaudited)
	(In Thousands)
Net income	$198,047	$49,734
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $223 and $198, respectively	589	614
Comprehensive income	$198,636	$50,348

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2018	$234	$196	$425,233	$1,211,499	$(1,204)	$1,635,958
Activity 12/1/18 — 8/31/19:
Net income	—	—	—	49,734	—	49,734
Comprehensive income	—	—	—	—	614	614
Cash dividend ($0.49 per share)	—	—	—	(21,306)	—	(21,306)
Other	1	—	(1,010)	—	—	(1,009)
Stock-based compensation	—	—	2,564	—	—	2,564
Balance at August 31, 2019	$235	$196	$426,787	$1,239,927	$(590)	$1,666,555
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2018	August 31, 2019
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$198,047	$49,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,625	86,454
Stock-based compensation	2,443	2,564
Amortization of financing costs	996	1,240
Deferred income taxes	(132,800)	18,678
Income from equity investments	(16,449)	(18,969)
Distribution from equity investee	17,323	19,844
Loss on retirements of long-lived assets, non-cash	3,538	1,781
Other, net	(339)	(724)
Changes in operating assets and liabilities:
Receivables, net	(13,096)	(6,358)
Prepaid expenses and other assets	(13,516)	(10,050)
Accounts payable and other liabilities	(2,697)	3,320
Deferred income	33,572	33,902
Income taxes	12,811	(19,963)
Net cash provided by operating activities	169,458	161,453
INVESTING ACTIVITIES
Capital expenditures	(122,180)	(65,545)
Distribution from equity investee	2,679	1,454
Proceeds from sale of assets	430	30
Acquisition of assets	—	(7,968)
Other, net	—	(280)
Net cash used in investing activities	(119,071)	(72,309)
FINANCING ACTIVITIES
Payment of long-term debt	(715)	(761)
Exercise of Class A common stock options	992	—
Cash dividend paid	(20,738)	(21,306)
Reacquisition of previously issued common stock	(8,230)	(1,009)
Net cash used in financing activities	(28,691)	(23,076)
Net increase in cash and cash equivalents	21,696	66,068
Cash and cash equivalents at beginning of period	256,702	269,011
Cash and cash equivalents at end of period	$278,398	$335,079
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2019
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2018, and 2019, are not indicative of the results to be expected for the year.
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

The Company subsequently set the close of business on September 10, 2019 as the record date for shareholders to receive the Company’s notice of, and vote at, the special meeting of the shareholders regarding the approval of the Merger Agreement. The special meeting of shareholders has been set for October 16, 2019.

The Company’s definitive Schedule 14A and NASCAR’s definitive Schedule 13-E were filed with the SEC on September 16, 2019.
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
In May 2014, the FASB, in conjunction with the International Accounting Standards Board ("IASB"), issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC 606), which supersedes the existing revenue recognition requirements under U.S. GAAP and eliminates industry-specific guidance. The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new guidance includes updated disclosure requirements regarding the qualitative and quantitative information of ISC’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The objective of this update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test, which test is measuring goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill to the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2021.
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

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2019	August 31, 2018	August 31, 2019
	(In thousands)
Admissions	24,365	23,712	$80,604	$77,434
NASCAR Broadcasting	79,706	84,428	237,888	249,156
Corporate Sales and Other Event Related	37,699	34,730	118,631	103,426
Food, Beverage and Merchandise	12,185	15,622	27,041	36,238
Other	5,323	6,571	15,668	17,444
Total Revenues	$159,278	$165,063	$479,832	$483,698

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of August 31, 2019.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities are predominately related to motorsports and other event related revenues, and to a lesser extent, Admissions and Food, Beverage and Merchandise revenues. Contract liabilities of approximately $70.4 million and $6.9 million are included in current and long-term deferred revenues, respectively, on the Consolidated Balance Sheets as of August 31, 2019. For the period ended August 31, 2019, we recognized revenue associated with contract liabilities of approximately $38.8 million that were included in the contract liabilities balance at the beginning of the period.

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

Impact on the Consolidated Balance Sheet as of August 31, 2019:

Balance sheet accounts impacted by changes in accounting policies:
	As reported	Adjustments	Balances without adoption of ASC 606
	(In thousands)
Trade Receivables	49,191	1,740	50,931
Impact of Total Assets	49,191	1,740	50,931

Contract liability	70,440	1,735	72,175
Other Liabilities	19,206	5	19,211
Impact of Total Liabilities and Stockholders’ equity	89,646	1,740	91,386

There was no impact on the Consolidated Statement of Comprehensive Income.

Impact on the Consolidated Statement of Cash Flows for the nine months ended August 31, 2019:

Cash flow items impacted by changes in accounting policies:
	As reported	Adjustments	Balances without adoption of ASC 606
	(In thousands)
Operating activities
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Receivables, net	(6,358)	(1,740)	(8,098)
Accounts payable and other liabilities	3,320	5	3,325
Deferred income	33,902	1,735	35,637
Impact of net adjustments to cash (used in) provided by operating activities	30,864	—	30,864

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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31, 2018 and 2019, respectively (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2019	August 31, 2018	August 31, 2019
Numerator:
Net income	$12,031	$13,106	$198,047	$49,734
Denominator:
Weighted average shares outstanding	44,110,349	43,483,743	44,154,848	43,448,897
Effect of dilutive securities	8,418	5,033	11,107	6,853
Diluted weighted average shares outstanding	44,118,767	43,488,776	44,165,955	43,455,750

Basic earnings per share	$0.27	$0.30	$4.49	$1.14

Diluted earnings per share	$0.27	$0.30	$4.48	$1.14

Anti-dilutive shares excluded in the computation of diluted earnings per share	26,849	11,698	40,715	16,410

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
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of August 31, 2018 and 2019. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $5.7 million and $6.5 million for the three months ended August 31, 2018 and 2019, respectively, and approximately $16.3 million and $19.0 million for the nine months ended August 31, 2018 and 2019, respectively, and is included in Equity in net income from equity investments in the Consolidated Statements of Operations.
Pre-tax cash distributions from Kansas Entertainment for the nine months ended August 31, 2018 and 2019, are recognized on the Company's Consolidated Statement of Cash Flows as follows (in thousands):

	Nine Months Ended
	August 31, 2018	August 31, 2019
Distribution from profits	$17,158	$19,844
Distribution in excess of profits	2,642	1,306
Total Distributions	$19,800	$21,150

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
As per the partnership agreement, our 33.25 percent share of equity is limited to the Company's non-cash land contribution and it shares in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in Fairfield as an equity investment in its consolidated financial statements as of August 31, 2019. The Company's 33.25 percent portion of Fairfield’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes. As of August 31, 2019, the equity investment had losses in excess of its carrying value of approximately $0.2 million. The Company will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended. For the three and nine months ended August 31, 2018, the Company's share of net income was $0.1 million and $0.2 million, respectively, and is included in net income from equity investments in the Company's Consolidated Statements of Operations.
Pre-tax cash distributions from Fairfield for the nine months ended August 31, 2018 and 2019, totaled approximately $0.2 million and $0.1 million, respectively.
The DAYTONA Marriott Autograph Collection Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("The DAYTONA"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate The DAYTONA. The hotel is situated within the ONE DAYTONA development. DHG is the managing member of The DAYTONA. DHG was responsible for the development of The DAYTONA and manages ongoing operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity is limited to the Company's non-cash land contribution and it shares in the profits from the joint venture proportionately to its equity ownership. The Company has accounted for the joint venture in The DAYTONA as an equity investment in the Company's consolidated financial statements as of August 31, 2019. The Company's 34.0 percent portion of The DAYTONA’s net loss, which is before income taxes as the joint venture is a disregarded entity for income tax purposes. As of August 31, 2019, the equity investment had losses in excess of its carrying value of approximately $0.2 million. The Company will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended. There were no comparable amounts for the three and nine months ended August 31, 2018 as the hotel commenced operations in April 2019.
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime Group, and DBR, was formed to own, construct, and operate the residential component of the ONE DAYTONA project. The joint venture is structured similarly to the Fairfield and The DAYTONA joint ventures, where the Company's share of equity will be limited to the Company's non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. In March 2019, the Company's land contribution of approximately $3.7 million towards the residential component was finalized. Vertical construction of the residential project has commenced and some units are expected to open in the fourth quarter of fiscal 2019. As per the partnership agreement, the Company's 31.0 percent share of equity will be limited to its non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership, which is before income taxes as the joint venture is a disregarded entity for income tax purposes. For the three and nine months ended August 31, 2019 and August 31, 2018, the Company had recorded de minimis and no costs, respectively, which are included in net income from equity investments in the Company's Consolidated Statements of Operations.
Other Investments
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA (see "Future Liquidity - ONE DAYTONA"). The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of up to $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. In October 2018, the CDD purchased certain infrastructure assets and specific easement rights from ONE DAYTONA. In October 2018, ONE DAYTONA received approximately $20.0 million of the total incentive amount in cash, with $10.5 million to be received in annual payments derived from a long-term note receivable issued by the CDD. The first payment of the note receivable was received in fiscal 2019 with maturity no later than fiscal 2046. As of, and for the three and nine months ended, August 31, 2019, approximately $0.2 million of payments have been received. The remainder of the incentives can be received based on certain criteria met by the project through fiscal 2046.
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
The results of operations of Racing Electronics are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of the acquisition and included in the Motorsports Event segment. For the three and nine months ended August 31, 2019, net revenues generated from the acquisition were approximately $4.2 million and $11.1 million, respectively, and operating loss generated from the acquisition was approximately $0.5 million and $0.3 million, respectively. Included in the nine months ended August 31, 2019 was approximately $0.3 million of non-recurring, non-capitalizable acquisition costs, recognized as an expense in general and administrative costs on the Consolidated Statement of Operations.

6. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	120	100	20
Total amortized intangible assets	120	100	20
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	730	—	730
Total non-amortized intangible assets	178,543	—	178,543
Total intangible assets	$178,663	$100	$178,563

	August 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	288	15	273
Total amortized intangible assets	288	15	273
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	1,740	—	1,740
Total non-amortized intangible assets	179,553	—	179,553
Total intangible assets	$179,841	$15	$179,826

The increase of approximately $1.0 million in the net carrying amount of non-amortized intangible assets and $0.3 million in net carrying amount of amortized intangible assets, for the nine months ended August 31, 2019, as compared to the fiscal year ended November 30, 2018, is primarily due to the acquisition of certain assets, including trademarks and other intellectual property from Racing Electronics.
The following table presents current and expected amortization expense of the existing intangible assets for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2019	$7
Remaining estimated amortization expense for the year ending November 30:
2019	$3
2020	10
2021	10
2022	11
2023 and thereafter	239

The increase of approximately $0.5 million in the carrying value of goodwill during the nine months ended August 31, 2019, relates to the acquisition of certain assets from Racing Electronics.

7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2018		August 31, 2019
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(108)	$65,000	$(70)
3.95 percent Senior Notes	100,000	(244)	100,000	(212)
6.25 percent Term Loan	46,014	—	45,253	—
TIF bond debt service funding commitment	46,291	(1,288)	46,329	(1,179)
Revolving Credit Facility	—	—	—	—
	257,305	(1,640)	256,582	(1,461)
Less: current portion	4,521	(237)	4,881	(237)
	$252,784	$(1,403)	$251,701	$(1,224)

The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2019, the Company was in compliance with its various restrictive covenants. At August 31, 2019, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2019, the Company was in compliance with its various restrictive covenants. At August 31, 2019, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At August 31, 2019, the outstanding principal on the 6.25 percent Term Loan was approximately $45.3 million.
At August 31, 2019, the outstanding taxable special obligation revenue (“TIF”) bond, in connection with the financing of Kansas Speedway, totaled approximately $46.3 million, net of the unamortized discount, which is comprised of a $46.6 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bond is repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2016 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions and provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options, extending the maturity to September 2023. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of:

i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of August 31, 2019, the Company was in compliance with its various restrictive covenants. At August 31, 2019, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $1.1 million, have been deferred and are included in other assets as of August 31, 2019.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing. At November 30, 2018 and August 31, 2019, the Company recorded deferred financing costs of approximately $3.0 million and $2.6 million, respectively, net of accumulated amortization.
Total interest expense incurred by the Company for the three and nine months ended August 31, 2018 and 2019, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2019	August 31, 2018	August 31, 2019
Interest expense	$3,848	$3,773	$11,550	$11,339
Less: capitalized interest	1,297	126	3,214	254
Net interest expense	$2,551	$3,647	$8,336	$11,085

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

The following table presents estimated fair values and categorization levels of the Company's financial instruments as of November 30, 2018 and August 31, 2019, respectively (in thousands):

			November 30, 2018		August 31, 2019
Assets	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Money market funds	1	R	$219,229	$219,229	$278,331	$278,331
Note Receivable	2	R	10,500	10,500	10,300	10,300

Liabilities (principal)
Senior Notes	2	NR	257,305	260,778	256,582	273,315

The Company had no level 3 inputs as of August 31, 2019.

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

Since inception of the Stock Purchase Plan, through August 31, 2019, the Company has purchased 10,566,002 shares of its Class A common shares, for a total of approximately $391.3 million. The Company did not purchase any shares of its Class A common shares during the nine months ended August 31, 2019. At August 31, 2019, the Company had approximately $138.7 million remaining repurchase authority under the current Stock Purchase Plan.

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
In July 2019, the Company awarded and issued a total of 6,012 restricted shares of the Company’s Class A common shares to certain non-employee directors, under the 2017 Plan. The shares of restricted stock awarded in July 2019, vest at the rate of 100.0 percent on the one year anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $44.89 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing this stock-based compensation on these restricted shares awarded on the straight-line method over the requisite service period.

11. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2018	August 31, 2019
Terminated interest rate swap, net of tax benefit of $1,050 and $852, respectively	$(1,204)	$(590)

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
The Company's effective income tax rate was approximately 15.4 percent and 21.8 percent for the three and nine months ended August 31, 2019, respectively, and approximately 17.0 percent and (181.3) percent for the three and nine months ended August 31, 2018, respectively.
The slight decrease in the three months ended August 31, 2019, as compared to the same period in the prior year, is predominately due to changes in state income tax rates and changes due to tax reform based on final regulations being issued by the IRS. The increase in the effective income tax rate for the nine months ended August 31, 2019, as compared to the same period in the prior year, is substantially due to the material income tax benefit and income tax rate reduction associated with the Tax Act, including the aforementioned reduction in deferred income tax liability, in the first quarter of fiscal 2018.
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
NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 74.7 percent of the combined voting power of the outstanding stock of the Company as of August 31, 2019, and some members of which serve as directors and officers of the Company.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series event as a component of its sanction fees. The Company, as the promoter, records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity, and Gander Outdoors Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $80.1 million and $84.8 million for the three months ended August 31, 2018 and 2019, respectively, and approximately

$240.3 million and $250.5 million for the nine months ended August 31, 2018 and 2019, respectively. The Company recorded prize money of approximately $22.1 million and $23.5 million for the three months ended August 31, 2018 and 2019, respectively, and approximately $66.1 million and $69.2 million for the nine months ended August 31, 2018 and 2019, respectively, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted, as well as fees paid to NASCAR for sanctioning and officiating of the events. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $44.3 million and $47.5 million for the three months ended August 31, 2018 and 2019, respectively, and approximately $124.3 million and $130.6 million for the nine months ended August 31, 2018 and 2019, respectively.
14. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within Kansas Speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2019, the Unified Government had approximately $0.5 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $3.1 million at August 31, 2019. At August 31, 2019, there were no amounts drawn on the standby letters of credit.
In September 2018, the Company announced a Comprehensive Ticket and Travel Protection Program that allows guests who purchase a grandstand ticket the ability to exchange tickets for a rescheduled NASCAR event at an ISC facility for a future NASCAR event within the ISC portfolio, certain restrictions apply. Should an event be rescheduled to a different date due to inclement weather, and a guest chooses to take advantage of ISC's Weather Protection Program, revenue related to that grandstand ticket would be deferred until earned, which is when the guest's selected event is conducted. In June and July 2019, the NASCAR Monster Energy Cup events at Michigan International Speedway and Daytona International Speedway, respectively, were postponed to the following day due to inclement weather. As a result, the events qualify for the Weather Protection Program. Grandstand tickets that were deemed eligible under this program were not significant for the three or nine months ended August 31, 2019.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
Mergers, such as the one proposed in the Merger Agreement, which the Company previously discussed in its report on Form 10-K for the fiscal year ended November 30, 2018, often attract litigation from minority shareholders. On December 14, 2018 a putative class-action shareholder lawsuit was filed in the Seventh Judicial Circuit of Volusia County, Florida the Firemen's Retirement System of St. Louis. The complaint names as defendants: the Company, its directors, its CFO, NASCAR Holdings, and certain of the Family Stockholders, and alleges breach of fiduciary duty in connection with the Merger Agreement and for aiding and abetting those alleged breaches. The parties to the litigation have executed a memorandum of understanding related to a settlement in principle of the litigation, subject to applicable court approval. The Company currently maintains Directors & Officers Insurance. Applicable insurance policies contain certain customary limitations, conditions and exclusions and are subject to a self-insured retention amount.
On August 22, 2019, SunTrust Equipment and Finance Leasing Corp. (“STEFL”) filed a complaint against the Company in the Middle District of Florida for Declaratory Judgment and Breach of Contract. STEFL had previously filed a similar claim in the Northern District of Georgia, but has voluntarily withdrawn the claim with the Georgia court. The Florida complaint relates to subleases the Company entered into with DC Solar Distribution, Inc., which has subsequently filed for bankruptcy. ISC has filed a motion to dismiss the complaint, which has not yet been fully briefed and remains pending.

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2018 and 2019, respectively (in thousands):

	Three Months Ended August 31, 2018
	Motorsports Event	All Other	Total
Revenues	$144,960	$14,824	$159,784
Depreciation and amortization	24,275	1,752	26,027
Operating income (loss)	9,461	810	10,271
Capital expenditures	50,568	6,593	57,161
Total assets	1,693,446	601,280	2,294,726
Equity investments	—	82,647	82,647
	Three Months Ended August 31, 2019
	Motorsports Event	All Other	Total
Revenues	$151,395	$14,138	$165,533
Depreciation and amortization	26,382	2,004	28,386
Operating income (loss)	8,763	1,344	10,107
Capital expenditures	21,556	1,427	22,983
Total assets	1,701,319	634,348	2,335,667
Equity investments	—	80,524	80,524
	Nine Months Ended August 31, 2018
	Motorsports Event	All Other	Total
Revenues	$447,412	$33,834	$481,246
Depreciation and amortization	74,505	5,120	79,625
Operating income (loss)	63,445	(3,423)	60,022
Capital expenditures	101,249	20,931	122,180
	Nine Months Ended August 31, 2019
	Motorsports Event	All Other	Total
Revenues	$456,797	$28,306	$485,103
Depreciation and amortization	80,448	6,006	86,454
Operating income (loss)	52,440	(1,301)	51,139
Capital expenditures	54,000	11,545	65,545

Intersegment revenues were approximately $0.5 million for the three months ended August 31, 2018 and 2019, and approximately $1.4 million for the nine months ended August 31, 2018 and 2019.
During the three and nine months ended August 31, 2019, revenues in the Motorsports Event segment included approximately $4.2 million and $11.1 million, respectively related to Racing Electronics, for which there was no comparable activity in the same periods of the prior year.
During the three and nine months ended August 31, 2019, revenues in the All Other segment have decreased by approximately $0.7 million and $5.5 million, respectively, as compared to the same periods in the prior year. The decrease in the current three and nine month periods is predominantly related to the Country 500 music festival at Daytona event not occurring in fiscal 2019 offset by lease revenue from ONE DAYTONA, as new tenants opened during fiscal 2019.
Capital expenditures related to the All Other segment decreased approximately $5.2 million for the three months ended August 31, 2019, and approximately $9.4 million for the nine months ended August 31, 2019, as compared to the same periods in the prior year. The decrease is substantially related to the construction activity at The Shoppes at ONE DAYTONA.
During the nine months ended August 31, 2019, the Company recognized approximately $0.9 million, of accelerated depreciation, due to shortening the service lives of certain assets associated with the infield project at Talladega. The Company did not recognize any accelerated depreciation during the three months ended August 31, 2019. During the nine months ended August 31, 2018, the Company recognized approximately $1.2 million, respectively of accelerated depreciation due to shortening the service lives of certain assets, associated with The ISM Raceway Project and the infield project at Richmond. The Company did not recognize any accelerated depreciation during the three months ended August 31, 2018.

During the three and nine months ended August 31, 2019, the Company recognized approximately $0.6 million and $1.4 million, respectively, of asset retirement losses attributable to demolition and/or asset relocation costs in connection with ONE DAYTONA and the infield project at Talladega. During the three and nine months ended August 31, 2018, the Company recognized approximately $2.2 million and $3.4 million, respectively, of similar costs associated with ONE DAYTONA, facility optimization initiatives, and other capital improvements including The ISM Raceway Project and the infield project at Richmond.

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
Business Combinations. All business combinations are accounted for in accordance with ASC 805 - Business Combinations. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
During the three months ended August 31, 2018, and 2019, we recorded approximately $2.2 million and $0.8 million, respectively of before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities. During the nine months ended August 31, 2018, and 2019, we recorded approximately $3.5 million and $1.8 million, respectively, of similar losses.
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
As of August 31, 2019, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 77.1 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee, but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $80.5 million at August 31, 2019.
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
We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of August 31, 2018 and 2019. Our 50.0 percent portion of Kansas Entertainment’s net income, before income taxes, was approximately $5.7 million and $6.5 million, for the three months ended August 31, 2018 and 2019, respectively, and approximately $16.3 million and $19.0 million for the nine months ended August 31, 2018 and 2019, respectively, and is included in income from equity investments in the Consolidated Statements of Operations.
Pre-tax cash distributions from Kansas Entertainment for the nine months ended August 31, 2018 and 2019, are recognized on the Company's Consolidated Statement of Cash Flows as follows (in thousands):

	Nine Months Ended
	August 31, 2018	August 31, 2019
Distribution from profits	$17,158	$19,844
Distribution in excess of profits	2,642	1,306
Total Distributions	$19,800	$21,150

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
As per the partnership agreement, our 33.25 percent share of equity is limited to our non-cash land contribution, and we share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in Fairfield as an equity investment in our consolidated financial statements as of August 31, 2019. Our 33.25 percent portion of Fairfield’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $0.1 million and $0.1 million for the three months ended August 31, 2018 and 2019, respectively. As of August 31, 2019, the equity investment had losses in excess of its carrying value of approximately $0.2 million. We will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended. For the three and nine months ended August 31, 2018, our share of net income was $0.1 million and $0.2 million, respectively, and is included in net income from equity investments in our Consolidated Statements of Operations.

Pre-tax cash distributions from Fairfield for the nine months ended August 31, 2018 and 2019, totaled approximately $0.2 million and $0.1 million, respectively.
The DAYTONA, a Marriott Autograph Collection Hotel at ONE DAYTONA
Daytona Hotel One, LLC ("The DAYTONA"), a joint venture of Daytona Hospitality Group, LLC ("DHG"), a subsidiary of Prime-Shaner Groups, and DBR, was formed to own, construct and operate The DAYTONA. The hotel is situated within the ONE DAYTONA development. DHG is the managing member of The DAYTONA. DHG was responsible for the development of The DAYTONA and manages ongoing operations of the hotel.
As per the partnership agreement, our 34.0 percent share of equity is limited to our non-cash land contribution and we share in the profits from the joint venture proportionately to our equity ownership. We have accounted for the joint venture in The DAYTONA as an equity investment in our consolidated financial statements as of August 31, 2019. Our 34.0 percent portion of The DAYTONA’s net loss, which is before income taxes as the joint venture is a disregarded entity for income tax purposes. As of August 31, 2019, the equity investment had losses in excess of its carrying value of approximately $0.2 million. The Company will resume application of the equity method only after its share of unrecognized net income equals the share of net losses not recognized during the period the equity method was suspended. There were no comparable amounts for the three and nine months ended August 31, 2018 as the hotel commenced operations in April 2019.
Residential Project at ONE DAYTONA
Daytona Apartment Holdings, LLC, a joint venture of Daytona Residential Group, LLC, a subsidiary of Prime Group, and DBR, was formed to own, construct and operate the residential project at ONE DAYTONA. The joint venture is structured similarly to the Fairfield and The DAYTONA joint ventures, where our share of equity will be limited to our non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership. In March 2019, our land contribution of approximately $3.7 million towards the residential component was finalized. Vertical construction of the residential project has commenced and some units are expected to open in the fourth quarter of fiscal 2019. As per the partnership agreement, our 31.0 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership, which is before income taxes as the joint venture is a disregarded entity for income tax purposes. For the three and nine months ended August 31, 2019 and August 31, 2018, we had recorded de minimis and no costs, respectively, which are included in net income from equity investments in the Company's Consolidated Statements of Operations.
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
Our effective income tax rate was approximately 15.4 percent and 21.8 percent for the three and nine months ended August 31, 2019, respectively, and approximately 17.0 percent and (181.3) percent for the three and nine months ended August 31, 2018, respectively.
The slight decrease in the three months ended August 31, 2019, as compared to the same period in the prior year, is predominately due to changes in state income tax rates and changes due to tax reform based on final regulations being issued by the IRS. The increase in the effective income tax rate for the nine months ended August 31, 2019, as compared to the same period in the prior year, is substantially due to the material income tax benefit and income tax rate reduction associated with the Tax Act, including the aforementioned reduction in deferred income tax liability, in the first quarter of fiscal 2018.
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
In early fiscal 2017, we announced as part of our strategic plan and capital allocation strategy (See "Capital Improvements" and "Growth Strategies"), that the ISC Board of Directors approved a project for the redevelopment of the grandstands and infield for Phoenix Raceway, now known as ISM Raceway. The modernization project, known as The ISM Raceway Project (see "Liquidity and Capital Resources - The ISM Raceway Project "), cost approximately $178.0 million and addressed critical facility maintenance, and other improvements to enhance the fan experience, provide valuable marketing assets for new sponsorship opportunities and create updated infield amenities, including the 'ultimate race day INfield fan experience', where fans can view firsthand drivers and crews setting up their cars before the race. ISM Raceway is an attractive asset in our portfolio of tracks with a number of key attributes that include two major NASCAR Cup Series weekends, including the championship races for all three NASCAR national series events to be held in 2020. The track is a fan-favorite with a unique racetrack configuration in the eleventh largest major media market of the United States. ISM Raceway is located near Phoenix, Arizona, an attractive but competitive marketplace with an exciting opportunity to grow its brand, enhance the facility and guest experience and provide a sustainable financial return. In late September 2017, ISM Raceway and ISM Connect, a pioneer in smart venue technology, announced a multi-year partnership that includes naming rights for the Raceway’s modernized venue, as well as the installation of a groundbreaking digital fan engagement experience. Beginning in fiscal 2018, the venue was re-named ISM Raceway. The ISM Raceway Project was completed in November 2018.
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
In June and July 2019, the NASCAR Monster Energy Cup events at Michigan International Speedway and Daytona International Speedway, respectively were postponed to the following day due to inclement weather. As a result, the events qualify for the Weather Protection Program. Grandstand tickets that were deemed eligible under this program were not significant for the three or nine months ended August 31, 2019.

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
In recent years, attendance at NASCAR events has faced headwinds. Through the 28th NASCAR Cup Series event at Richmond Raceway during fiscal 2019, grandstand admissions revenue for all NASCAR Cup series events held at our facilities declined approximately 3.0 percent on average versus the same time frame in 2018. In fiscal 2018, grandstand admissions revenue for NASCAR Cup series events declined approximately 10.7 percent. Recent retirements of fan favorite drivers, inclement weather causing delay and/or postponement of events, and a general declining trend in attendance at live sporting events affecting many sports, among others, have attributed to this decline. Partially offsetting the overall fiscal 2019 declines in admissions revenue were sell outs of reserved grandstands at the Daytona 500, Watkins Glen, and Darlington. Stabilizing capacity utilization metrics are providing greater confidence that our aforementioned customer-focused strategies are yielding positive results.
Corporate Partnerships
The power of the NASCAR brand, along with its brand/product loyal fan base, creates a highly attractive platform for corporate partnership. In 2018, the participation of FORTUNE 500 companies in NASCAR was greater than in any other sports property, with more than one in four FORTUNE 500 companies investing in NASCAR, and nearly half of the FORTUNE 100 listed companies leveraging NASCAR within their marketing strategy. Big brand sponsors such as Coca-Cola, Mars, FedEx, Anheuser-Busch, McDonald's, PepsiCo, Miller Coors, Mobil 1 and Shell Pennzoil, among others, continue to align themselves with NASCAR. We anticipate this high-level of corporate interest will continue considering the appealing characteristics of our sport, such as presence in key metropolitan statistical areas, the near year-round event schedule, our impressive portfolio of major motorsports events and attractive NASCAR fan demographics.
Even as companies demand more return on their marketing dollar, we are focused on delivering an enhanced value proposition through our strategic initiatives. This includes enhanced facilities with more visible sponsor elements, more frequent event activity and diverse content at our facilities, and deeper understanding of, and integration with, our corporate partners' business.
In fiscal 2017, Monster Energy replaced Sprint as only the third sponsor of NASCAR's premiere "Cup" series. The partnership established a new brand identity for NASCAR's premiere racing series that is modern, yet embraces the heritage of NASCAR racing. Monster Energy's first year as NASCAR premiere series entitlement partner was a rousing success and exceeded sponsorship metrics across the board. Subsequently, Monster extended its title sponsorship of NASCAR's premiere Cup Series through the end of the 2019 season.
For fiscal 2018 our gross marketing partnerships grew approximately 1.7 percent and we sold all Monster Energy NASCAR Cup and NASCAR Xfinity Series entitlements.
For fiscal 2019, we have sold all Monster Energy NASCAR Cup and NASCAR Xfinity Series entitlements, and have agreements in place for approximately 94.0 percent of our gross marketing partnership revenue target. This is compared to last year at this time when we had approximately 95.0 percent of our gross marketing partnership revenue target sold. With all of our major event entitlements secured, we can focus more resources on official status categories, positioning us to meet our gross marketing partnership revenue target for fiscal 2019.

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
FOX has exclusive rights to the first 16 Monster Energy NASCAR Cup Series point races beginning each year with the prestigious DAYTONA 500. In addition, FOX retains the rights to the NASCAR Cup Series All-Star Race, The Clash and The Duel at Daytona, 14 NASCAR Xfinity Series events and the entire NASCAR Gander Outdoors Truck Series. NBC has exclusive rights to the final 20 Monster Energy NASCAR Cup Series point races including NASCAR’s playoffs, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in fiscal 2015. In fiscal 2018, NASCAR had 17 Monster Energy NASCAR Cup races on network television, the same as fiscal 2017. In fiscal 2019, NASCAR will have 16 Monster Energy NASCAR Cup races on network television.
NBC Sports Network ("NBCSN") and Fox Sports 1 have become staples in most cable packages since their launch in 2012 and 2013, respectively, appearing in approximately 80 million households each. Both channels rely on NASCAR content hosting eight and thirteen live NASCAR Cup points events respectively in 2019. NASCAR content is among the highest rated programming for both channels.
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
Through 28 NASCAR Cup Series events of 2019, broadcast races experienced a 3.0 percent increase in year-over-year viewership; and NASCAR Cup Series share of audience, which factors the time spent watching, is up 8.0 percent versus prior year. During this time frame, the NASCAR Cup Series has been the number one or two sport on television over the weekend thirteen times. These metrics are especially positive in light of tepid television year-over-year to date performance across other sports programming.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the Monster Energy NASCAR Cup, Xfinity and Gander Outdoors Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $79.7 million and $84.4 million, for the three months ended August 31, 2018 and 2019, respectively, and approximately $237.9 million and $249.2 million for the nine months ended August 31, 2018 and 2019, respectively. Operating income generated by these media rights was approximately $69.6 million and $71.3 million, for the three months ended August 31, 2018 and 2019, respectively, and approximately $175.3 million and $182.6 million for the nine months ended August 31, 2018 and 2019, respectively.
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
Through 28 NASCAR Cup Series events in the 2019 season, aggregate digital metrics show a continuing positive trend toward greater fan engagement with high single digit growth over prior year for consumption rate, user return frequency, and average time spent on digital platforms. This strong growth in digital consumption and on social platforms illustrates the higher and deeper level of engagement by NASCAR's audience with its content.
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
In October 2015, we entered into five-year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of our inventory of NASCAR Cup, Xfinity and Gander Outdoors Truck Series events. In fiscal 2019, we will conduct 21 NASCAR Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Gander Outdoors Truck Series events. Each sanction agreement is for a term of five years, which commenced in 2016 and contracted through 2020. Other than the term, the sanction agreements are substantially similar to those entered into in previous years. The sanction agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The sanction agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the sanction agreements. NASCAR and NEM are controlled by members of the France Family Group, which controls approximately 74.7 percent of the combined voting power of the outstanding stock of the Company, as of August 31, 2019, and some members of which serve as directors and officers of International Speedway Corporation. We strive to ensure, and management believes that, the terms of the sanction agreements transactions are reasonable. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
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
We remain confident that by continuing to smartly reinvest to create memorable guest experiences, provide attractive pricing and fantastic racing, we will generate increased revenues and bottom-line results. This has most recently been evident in the success of our redevelopment projects, including the frontstretch at Daytona International Speedway, ISM Raceway, the infield at Richmond Raceway and Talladega Superspeedway.
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
We expect for our 2019 fiscal year that our share of the pre-tax cash flow from the casino's operations will be approximately $28.0 million.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended August 31, 2018 and 2019, are not indicative of the results to be expected for the year.
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
The adjustments for fiscal 2018 relate to non-recurring costs incurred associated with The ISM Raceway Project, losses associated with the retirements of certain other long-lived assets in connection with ONE DAYTONA, The ISM Raceway Project, the infield project at Richmond and facility optimization initiatives, accelerated depreciation (associated with The ISM Raceway Project and the infield project at Richmond), capitalized interest related to The ISM Raceway Project and ONE DAYTONA, and an income tax benefit, primarily related to a reduction in our deferred tax liability, as a result of the lower corporate tax rate from the Tax Cut and Jobs Act of 2017 (see "Note 12 - Income Taxes").
The adjustments for fiscal 2019 relate to losses associated with the retirements of certain other long-lived assets in connection with the infield project at Talladega and ONE DAYTONA, accelerated depreciation associated with the infield project at Talladega, non-recurring, non-capitalized costs related to the purchase of certain assets from Racing Electronics, one-time, non-cash charges related to terminated agreements associated with non-motorsports operations, gain on certain assets related to non-motorsports operations, and any costs incurred associated with the aforementioned Merger Agreement.

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended August 31, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$14,500	$2,469	$12,031	$0.27
Adjustments:
The ISM Raceway Project	50	13	37	0.00
Losses on retirements of long-lived assets	2,166	567	1,599	0.04
Capitalized interest	(1,185)	(310)	(875)	(0.02)
Benefit of income tax law change	—	1,168	(1,168)	(0.03)
Non-GAAP	$15,531	$3,907	$11,624	$0.26

	Three Months Ended August 31, 2019
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$15,489	$2,383	$13,106	$0.30
Adjustments:
Losses on retirements of long-lived assets	613	148	465	0.01
Merger Agreement costs	472	114	358	0.01
Non-capitalized costs related to business combination	48	12	36	0.00
Net gain on certain assets	(429)	(104)	(325)	(0.01)
Non-GAAP	$16,193	$2,553	$13,640	$0.31

	Nine Months Ended August 31, 2018
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$70,393	$(127,654)	$198,047	$4.48
Adjustments:
The ISM Raceway Project	266	70	196	0.00
Accelerated depreciation	1,154	302	852	0.02
Losses on retirements of long-lived assets	3,414	895	2,519	0.06
Capitalized interest	(2,857)	(751)	(2,106)	(0.05)
Net tax benefit	—	145,068	(145,068)	(3.28)
Non-GAAP	$72,370	$17,930	$54,440	$1.23

	Nine Months Ended August 31, 2019
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$63,592	$13,858	$49,734	$1.14
Adjustments:
Losses on retirements of long-lived assets	1,395	341	1,054	0.02
Accelerated depreciation	943	231	712	0.02
Merger Agreement costs	3,375	824	2,551	0.06
Non-capitalized costs related to business combination	304	74	230	0.01
Terminated agreements	389	94	295	0.01
Net gain on certain assets	(429)	(104)	(325)	(0.01)
Non-GAAP	$69,569	$15,318	$54,251	$1.25

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
The following schedule reconciles our financial performance prepared in accordance with GAAP to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2019	August 31, 2018	August 31, 2019
	(Unaudited)
Net Income (GAAP)	$12,031	$13,106	$198,047	$49,734
Adjustments:
Income tax (benefit) expense	2,469	2,383	(127,654)	13,858
Interest income	(979)	(1,568)	(2,232)	(4,140)
Interest expense	2,551	3,647	8,336	11,085
Other	(11)	(429)	(26)	(429)
Equity in net income from equity investments	(5,790)	(7,032)	(16,449)	(18,969)
Operating Income (GAAP)	$10,271	$10,107	$60,022	$51,139
Adjustments:
Depreciation and amortization	26,027	28,386	79,625	86,454
Impairments/losses on retirements of long-lived assets	2,181	760	3,538	1,781
Other Non-GAAP adjustments (1)	50	520	266	4,068
Cash distributions from equity investments	8,377	8,526	20,002	21,298
Adjusted EBITDA (non-GAAP)	$46,906	$48,299	$163,453	$164,740
(1) Other Non-GAAP adjustments include:

i.	2018 adjustments for the three and nine month periods relate to costs associated with The ISM Raceway Project of approximately $0.1 million and $0.3 million, respectively; and

ii.
2019 adjustments for the three month period relate to costs associated the Merger Agreement and non-capitalized costs non-recurring acquisition costs of Racing Electronics of approximately $0.5 million and $48.0 thousand, respectively. For the nine month period relate to costs associated with terminated agreements of approximately $0.4 million, the Merger Agreement of approximately $3.4 million and non-capitalized, non-recurring acquisition costs of Racing Electronics of approximately $0.3 million.

Comparison of the Results for the Three and Nine Months Ended August 31, 2019 to the Results for the Three and Nine Months Ended August 31, 2018.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2019	August 31, 2018	August 31, 2019
	(Unaudited)
REVENUES:
Admissions, net	15.3%	14.4%	16.8%	16.0%
Motorsports and other event related	73.7	72.2	74.3	72.9
Food, beverage and merchandise	7.7	9.4	5.6	7.5
Other	3.3	4.0	3.3	3.6
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	27.8	28.8	25.9	27.0
Motorsports and other event related	23.5	21.3	22.5	19.3
Food, beverage and merchandise	6.2	7.7	4.3	5.7
Other operating expenses	1.6	0.8	1.0	1.0
General and administrative	16.8	17.6	16.5	18.1
Depreciation and amortization	16.3	17.2	16.6	17.9
Losses on asset retirements	1.4	0.5	0.7	0.4
Total expenses	93.6	93.9	87.5	89.4
Operating income	6.4	6.1	12.5	10.6
Interest income	0.6	0.9	0.5	0.8
Interest expense	(1.6)	(2.2)	(1.7)	(2.3)
Equity in net income from equity investments	3.7	4.3	3.4	4.0
Other	0.0	0.3	0.0	0.1
Income before income taxes	9.1	9.4	14.7	13.2
Income tax (benefit) expense	1.5	1.4	(26.6)	2.9
Net income	7.6%	8.0%	41.3%	10.3%
Comparability of results for the three and nine months ended August 31, 2019 to the same period in fiscal 2018 was impacted by the following:

•
In the first quarter of fiscal 2019, we were informed of a bankruptcy proceeding related to one of our marketing partners. During our second quarter of fiscal 2019, in accordance with our contracts, we terminated the sponsorship agreements and related sublease agreements with this entity. As a result, we experienced lower admissions and sponsorship revenues related to the sponsorship agreements and lower rental expense related to the sublease agreements during the nine months ended August 31, 2019 as compared to the same period in fiscal 2018;

•	In the second quarter of fiscal 2018, we hosted the Country 500 music festival at Daytona and an IndyCar event at ISM Raceway, for which there was no comparable events in fiscal 2019;

•	In the third quarter of fiscal 2019, we hosted a NASCAR Xfinity series event at Darlington which was held in the fourth quarter of fiscal 2018;

•
For the three and nine months ended August 31, 2019, we recognized revenue and expenses recorded in the respective food, beverage and merchandise accounts related to the acquisition of Racing Electronics. There were no comparable revenue or costs for the three and nine months ended August 31, 2018;

•
For the three and nine months ended August 31, 2019, we received certain lease rents, and incurred operating expenses, related to ONE DAYTONA as a result of certain tenants commencing operations in the current period, for which there was no comparable activity in the same period of the prior year (see "ONE DAYTONA");

•
During the three and nine months ended August 31, 2019, we recognized approximately $0.5 million and $3.4 million, or $0.01 per diluted share and $0.06 per diluted share, respectively, of costs associated with the Merger Agreement (See Note 1). There were no comparable costs for the three and nine months ended August 31, 2018;

•
During the three and nine months ended August 31, 2019, we incurred approximately $48.0 thousand and $0.3 million, or less than $0.01 per diluted share for both periods, respectively, of non-capitalized, non-recurring acquisition costs related to the purchase of certain assets from Racing Electronics. There were no comparable costs during the three and nine months ended August 31, 2018;

•
In the second fiscal quarter of 2019, we incurred approximately $0.4 million, or $0.01 per diluted share, of one-time, non-cash charges related to terminated agreements associated with non-motorsports operations;

•
During the nine months ended August 31, 2019, we recognized approximately $0.9 million, or $0.02 per diluted share, of accelerated depreciation due to shortening of the service lives of certain assets associated with the infield project at Talladega. During the nine months ended August 31, 2018, we recognized approximately $1.2 million, or $0.02 per diluted share, of accelerated depreciation due to shortening the service lives of certain assets associated with The ISM Raceway Project and the infield project at Richmond. There were no costs associated with accelerated depreciation in the three month periods ending August 31, 2019 or August 31, 2018;

•
During the three and nine months ended August 31, 2019, we recognized approximately $0.6 million and $1.4 million, or $0.01 per diluted share and $0.02 per diluted share, respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with the infield project at Talladega. During the three and nine months ended August 31, 2018, we recognized approximately $2.2 million and $3.4 million, or $0.04 per diluted share and $0.06 per diluted share, respectively, of asset retirement losses primarily attributable to demolition and/or asset relocation costs in connection with ONE DAYTONA, facility optimization initiatives, and other capital improvements, including the infield project at Richmond;

•
During the three and nine months ended August 31, 2018, we recognized approximately $0.1 million and $0.3 million, respectively, or less than $0.01 per diluted share for both periods, in non-recurring costs that are included in general and administrative expense related to The ISM Raceway Project. There were no comparable costs during the three and nine months ended August 31, 2019;

•
During the three and nine months ended August 31, 2018, we capitalized approximately $1.2 million and $2.9 million, respectively, or $0.02 and $0.05 per diluted share, respectively, of interest, primarily relating to The ISM Raceway Project, and to a lesser extent, ONE DAYTONA. We did not capitalize any interest related to these projects for the three and nine months ended August 31, 2019;

•	In the third quarter of fiscal 2019, we recognized a gain of approximately $0.4 million or $0.01 per diluted share, related to certain assets associated with non-motorsports operations; and,

•
For the three and nine months ended August 31, 2018, we recorded approximately $1.2 million and $145.1 million, respectively, or $0.03 and $3.28 per diluted share, respectively, of a non-recurring, non-cash income tax benefit related to the Tax Cuts and Jobs Act (see "Note 12 - Income Taxes). There were no comparable benefits recorded in fiscal 2019.

Admissions revenue decreased approximately $0.7 million and $3.2 million, or approximately 2.7 percent and 3.9 percent, during the three and nine months ended August 31, 2019, respectively, as compared to the same periods of the prior year.

•
The decrease in the current three month period is substantially due to events at Michigan and Daytona impacted by inclement weather and promotional pricing for certain NASCAR and other events held during the period. Partially offsetting the reduction on admissions revenue was the aforementioned NASCAR Xfinity series race held at Darlington and increased admissions for NASCAR events held at Watkins Glen; and

•
The decrease in the nine month period is substantially due to lower attendance and admissions for NASCAR and other events held during fiscal 2019, some of which were impacted by inclement weather, the aforementioned IndyCar event and sponsor tickets related to the aforementioned bankruptcy. Partially offsetting the reduction on admissions revenue was the aforementioned NASCAR Xfinity series race held at Darlington, certain NASCAR events including the Cup weekend at ISM Raceway and consecutive sold-out reserved grandstands at the Daytona 500 and Watkins Glen, and increased admissions for the Rolex 24 At DAYTONA, bike week events held at Daytona.

Motorsports and other event related revenue increased approximately $1.8 million, or approximately 1.5 percent, and decreased approximately $3.9 million, or approximately 1.1 percent, respectively, during the three and nine months ended August 31, 2019, as compared to the same period of the prior year.

•
The increase in the current three month period is predominately due to television broadcast revenues of approximately $4.7 million related to events held during the period, including the aforementioned NASCAR Xfinity series event held at Darlington. Partially offsetting the increase were lower sponsorship, hospitality and advertising revenues of approximately $2.9 million, including approximately $1.8 million of revenues related to the aforementioned bankruptcy; and

•
The decrease in the current nine month period is predominately due to the aforementioned Country 500 music festival at Daytona and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $4.1 million and $1.1 million, respectively. Also contributing to the decrease were reductions in sponsorship, hospitality, advertising and other revenues of approximately $9.1 million, of which approximately $6.9 million is related to the aforementioned bankruptcy, and ancillary rights fees of approximately $1.0 million. Partially offsetting the decrease was an increase in television broadcast revenue of approximately $11.2 million, including the aforementioned NASCAR event held at Darlington, as well as increases of approximately $0.4 million related to various event revenues.

Food, beverage and merchandise revenue increased approximately $3.4 million and $9.2 million, or 28.2 percent and 34.0 percent, respectively,during the three and nine months ended August 31, 2019, as compared to the same period of the prior year.

•
The increase in the three month period is substantially due to the aforementioned acquisition of assets from Racing Electronics contributing approximately $4.0 million of revenue and approximately $0.1 million related to off-site catering. Partially offsetting the increase were were approximately $0.5 million of concessions and catering revenues for certain NASCAR and other events held during the period; and

•
The increase in the nine month period is substantially due to the aforementioned acquisition of assets from Racing Electronics contributing approximately $10.9 million of revenue. Also contributing to the increase were approximately $0.4 million related to off-site catering. Partially offsetting the increase were the aforementioned Country 500 music festival and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $0.8 million and lower concessions and catering revenues of approximately $1.3 million from the aforementioned lower attendance for certain NASCAR, and other events held during the period.

Other revenue increased approximately $1.2 million and $1.8 million, or 23.4 percent and 11.3 percent, during the three and nine months ended August 31, 2019, respectively, as compared to the same period of the prior year.

•	The increase in the three month period is predominately due to miscellaneous revenues of approximately $1.3 million; and

•
The increase in the nine month period is predominately due to lease revenue from ONE DAYTONA of approximately $1.7 million, as well as miscellaneous revenues of approximately $2.3 million. Partially offsetting the increase was the receipt of insurance proceeds of approximately $1.8 million in fiscal 2018 for which there was no comparable event in fiscal 2019 and the reduction of revenue of approximately $0.4 million due to the sale of revenue generating assets in the first quarter of fiscal 2018 by a business unit for which there was no comparable event in fiscal 2019.

NASCAR Event Management ("NEM") fees increased approximately $3.2 million and $6.3 million, or 7.2 percent and 5.1 percent, for the three and nine months ended August 31, 2019, as compared to the same period of the prior year. The increase is due to the aforementioned NASCAR event held at Darlington and contracted NEM fees associated with NASCAR event sanction agreements.
Motorsports and other event related expenses decreased approximately $2.1 million and $14.4 million, or 5.7 percent and 13.3 percent, for the three and nine months ended August 31, 2019, as compared to the same period of the prior year.

•
The decrease in the three month period is predominately due to approximately $1.9 million of costs for equipment rentals related to the aforementioned terminated sublease agreements and approximately $0.5 million of labor and purchased services for event related expenses associated with certain NASCAR events held during the period. Partially offsetting the decrease were approximately $0.3 labor and purchased services for event related expenses associated with the aforementioned NASCAR event held at Darlington;

•
The decrease in the nine month period is predominately due to the aforementioned Country 500 music festival at Daytona and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $6.9 million and $1.6 million, respectively. Also contributing to the decrease were approximately $4.8 million related to the aforementioned terminated sublease agreements and approximately $1.9 million of labor and purchased services for event related expenses associated with certain NASCAR events held during the period. Partially offsetting the decrease was approximately $0.5 million of costs related to non-motorsports events held during the period, which drove increased other event revenues and approximately $0.3 labor and purchased services for event related expenses associated with the aforementioned NASCAR event held at Darlington; and

•
Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased for the three and nine months ended August 31, 2019 to approximately 24.6 percent and 21.8 percent, as compared to 26.3 percent and 24.7 percent, respectively, for the same period in the prior year. The margin for the three month period is comparable to the same period in the prior year. The increase in margin for the nine month period is predominately due to the aforementioned Country 500 music festival at Daytona and IndyCar event at ISM Raceway not occurring in fiscal 2019.
Food, beverage and merchandise expense increased approximately $2.8 million and $6.7 million, or 28.4 percent and 32.2 percent, during the three and nine months ended August 31, 2019, as compared to the same period of the prior year.

•
The increase in the current three month period is primarily due to increased expenses of approximately $3.4 million associated with the revenues generated during the quarter from the aforementioned acquisition of assets from Racing Electronics. Partially offsetting the increase were concessions and catering expenses for certain NASCAR and other events held during the period of approximately $0.6 million;

•
The increase in the nine month period is primarily due to increased expenses of approximately $8.0 million associated with the revenues generated during the quarter from the aforementioned acquisition of assets from Racing Electronics. Partially offsetting the increase were concessions and catering to the aforementioned Country 500 music festival and IndyCar event at ISM Raceway not occurring in fiscal 2019 resulting in reductions of approximately $0.4 million and approximately $0.9 million of concessions and catering expenses for certain NASCAR and other events held during the period; and

•
Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue remained consistent for the three months ended August 31, 2019 at approximately 81.6 percent, as compared to 81.5 percent, for the same period in the prior year. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased for the nine months ended May 31, 2019 to approximately 75.7 percent, as compared to 76.8 percent, for the same period in the prior year. The increase in margin for the nine month period is predominately due to the aforementioned Country 500 music festival at Daytona and IndyCar event at ISM Raceway not occurring in fiscal 2019.

Other operating expense decreased approximately $1.2 million, or 46.9 percent and increased approximately $0.3 million, or 7.1 percent, respectively, during the three and nine months ended August 31, 2019, as compared to the same period of the prior year. The decrease in the three month period is predominately due to decreased operational expenses related to ONE DAYTONA. The increase in the nine month period is predominately related to one-time, non-cash charges related to terminated agreements associated with non-motorsports operations of approximately $0.4 million.
General and administrative expenses increased approximately $2.3 million and $8.7 million, or 8.6 percent and 11.1 percent, during the three and nine months ended August 31, 2019, as compared to the same period of the prior year.

•
The increase in the current three month period is primarily due to approximately $0.9 million related to certain employee-related costs, approximately $1.0 million related to certain purchased services, and approximately $0.5 million of one-time costs related to the aforementioned Merger Agreement;

•
The increase in the nine month period is primarily due to approximately $3.4 million of one-time costs related to the aforementioned Merger Agreement, approximately $3.0 million related to certain employee-related costs, approximately $1.0 million on increased property taxes, approximately $1.3 million related to certain purchased services and approximately $0.3 million related to the aforementioned acquisition of assets of Racing Electronics. Partially offsetting the increase were approximately $0.3 million related to the reduction of expenses from the sale of revenue generating assets by a business unit in the first quarter of fiscal 2018; and

•
General and administrative expenses as a percentage of total revenues increased for the three and nine months ended August 31, 2019, to 17.6 percent and 18.1 percent, as compared to 16.8 percent and 16.4 percent, for the same period in the prior year. The decreased margins for the periods are predominately due to the one-time costs associated with the aforementioned Merger Agreement.

Depreciation and amortization expense increased approximately $2.4 million and $6.8 million, or 9.1 percent and 8.6 percent, during the three and nine months ended August 31, 2019.

•
The increase in the three and nine month period is primarily due to assets placed in service related to projects at ISM Raceway, Richmond Raceway and ONE DAYTONA. Also contributing to the nine month period increase is the aforementioned accelerated depreciation associated with the infield project at Talladega. Partially offsetting the increases were assets that have been fully depreciated, or removed from service, as compared to the same period in the prior year.

Losses on retirements of long-lived assets decreased approximately $1.4 million and decreased approximately $1.8 million, for the three and nine months ended August 31, 2019, respectively, as compared to the same period of the prior year.

•	The variances in the three and nine months ended August 31, 2019 is predominately related to the timing of facility optimization initiatives incurred in the current and prior periods.
Interest income increased for the three and nine months ended August 31, 2019 by approximately $0.6 million and $1.9 million, respectively, as compared to the same period of the prior year. The increase is primarily due to higher interest rates received on cash deposits, and to a lesser extent, a slightly higher average cash balance for the comparable periods.
Interest expense during the three and nine months ended August 31, 2019, increased approximately $1.1 million and $2.7 million, as compared to the same period of the prior year, primarily related to lower capitalized interest related to The ISM Raceway Project and ONE DAYTONA.
Equity in net income from equity investments substantially represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway, and to a lesser extent, our 33.25 percent equity investment in the Fairfield Inn Hotel at ONE DAYTONA (see “Equity and Other Investments”). During the three and nine months ended August 31, 2019, equity in net income from equity investments increased approximately $1.2 million and $2.5 million, or 21.5 percent and 15.3 percent, respectively, as compared to the same period of the prior year.

•
The increase in the three and nine months ended August 31, 2019 is substantially related to higher operating profits from the Hollywood Casino at Kansas Speedway and to a lesser extent, operations in the Company's other equity investments.

Our effective income tax rate was approximately 15.4 percent and 21.8 percent for the three and nine months ended August 31, 2019, as compared to 17.0 percent and (181.3) percent, for the same period of the prior year. The increase in the nine month period primarily relates to one-time non-cash material reduction in our deferred income tax liability associated with new tax legislation in the first quarter of fiscal 2018, the reduction in the corporate Federal income tax rate, and to a lesser extent, one-time cumulative reductions in certain state tax liabilities (see “Note 12 - Income Taxes”).
As a result of the foregoing, net income for the three and nine month period ending August 31, 2019, as compared to the same period in prior year, increased by approximately $1.1 million, or $0.03 per diluted share, and decreased by approximately $148.3 million, or $3.34 per diluted share, respectively.
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

	November 30, 2018	August 31, 2019
	(Unaudited)
Cash and cash equivalents	$269,011	$335,079
Working capital	231,776	294,753
Total debt	255,665	255,121
At August 31, 2019, our working capital was primarily supported by our cash and cash equivalents totaling approximately $335.1 million, an increase of approximately $66.1 million from November 30, 2018, which is predominately due to lower capital expenditures in fiscal 2019 and the amount and timing of payments for income taxes (see "Income Taxes").

Significant cash flow items during the nine months ended August 31, 2018 and 2019, respectively, are as follows (in thousands):

	August 31, 2018	August 31, 2019
	(Unaudited)
Net cash provided by operating activities (1)	$169,458	$161,453
Capital expenditures (2)	(122,180)	(65,545)
Distribution from equity investee (3)	20,002	21,298
Acquisition of assets (4)	—	(7,968)
Net payments related to long-term debt	(715)	(761)
Dividends paid and reacquisition of previously issued common stock (5)	(28,968)	(22,315)
(1) The decrease in net cash provided by operating activities, during the nine months ended August 31, 2019, as compared to the same period in the prior year, is substantially due to timing of income tax payments (see "Income Taxes").
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
(5) Amount relates to dividends paid and reacquisition of previously issued common stock (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds").
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2019, we have approximately $296.9 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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

•
In addition to the aforementioned $500.0 million in capital expenditures for existing facilities, we expect we will have an additional approximate $111.0 million of capital expenditures, exclusive of capitalized interest and net of public incentives, related to ONE DAYTONA and the Shoppes at ONE DAYTONA (see "ONE DAYTONA"). We expect the returns of this investment to exceed our weighted average cost of capital; and

•
Approximately $280.0 million return of capital to shareholders through dividends and share repurchases. In fiscal 2019 we increased our dividend approximately 4.3 percent to $0.49 per share. There were no share repurchases, for the nine months ended August 31, 2019. At August 31, 2019, we had approximately $138.7 million remaining repurchase authority under the current $530.0 million Stock Purchase Plan. We currently have no active Rule 10b5-1 plans.
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
Capital expenditures for projects were approximately $65.5 million for the nine months ended August 31, 2019. In comparison, we spent approximately $122.2 million on capital expenditures for projects for the same period in fiscal 2018. For fiscal 2019, we expect capital expenditures associated with the aforementioned capital allocation plan to range between approximately $90.0 million and $100.0 million for existing facilities, which includes the Talladega Infield Project described below, and remaining capital expenditures related to the completion of projects at ISM Raceway, Richmond Raceway and ONE DAYTONA and the Shoppes.
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
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of up to $40.0 million in incentives to finance a portion of the infrastructure required for the ONE DAYTONA project. The CDD purchased certain infrastructure assets, and specific easement rights, from ONE DAYTONA, and in October 2018, ONE DAYTONA received approximately $20.0 million of the total incentive amount in cash, with $10.5 million to be received in annual payments derived from a long-term note receivable issued by the CDD with maturity no later than fiscal 2046. In the third quarter of fiscal 2019, we received the first payment on the note receivable of approximately $0.2 million. The remainder of the incentives can be received based on certain criteria met by the project through fiscal 2046.
Total capital expenditures for ONE DAYTONA and the Shoppes, excluding capitalized interest and net of public incentives, are expected to be approximately $111.0 million. From inception, through August 31, 2019, capital expenditures totaled approximately $100.8 million, exclusive of capitalized interest and labor. At this time, there is no project specific financing in place for ONE DAYTONA. Ultimately, we may secure financing for the project upon stabilization. We expect returns for ONE DAYTONA to exceed our weighted average cost of capital as we progress to stabilization.
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
The ISM Raceway Project is included in our aforementioned $500.0 million capital allocation plan covering fiscal years 2017 through 2021. The ISM Raceway Project cost was estimated at approximately $178.0 million, including maintenance capital, before capitalized interest. Construction commenced in early fiscal 2017 and was completed in fall of 2018.
From inception, through August 31, 2019, we have incurred total capital expenditures related to The ISM Raceway Project, exclusive of capitalized interest and labor, of approximately $169.2 million. Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. From inception, through substantial completion of the project in the fall of 2018, we recorded approximately $5.1 million of capitalized interest related to The ISM Raceway Project. The ISM Raceway Project will contribute incrementally to our net revenue. Financial projections are included in ISC's 2019 full fiscal year non-GAAP guidance.
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

For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended November 30, 2018. During the nine months ended August 31, 2019, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2019. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2019.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
Mergers, such as the one proposed in the Merger Agreement, which we previously discussed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, often attract litigation from minority shareholders. On December 14, 2018 a putative class-action shareholder lawsuit was filed in the Seventh Judicial Circuit of Volusia County, Florida the Firemen's Retirement System of St. Louis. The complaint names as defendants: the Company, its directors, its CFO, NASCAR Holdings and certain of the Family Stockholders, and it alleges claims for breach of fiduciary duty in connection with the Merger Agreement and for aiding and abetting those alleged breaches. The parties to the litigation have executed a memorandum of understanding related to a settlement in principle of the litigation, subject to applicable court approval. The Company currently maintains Directors & Officers Insurance. Applicable insurance policies contain certain customary limitations, conditions and exclusions and are subject to a self-insured retention amount.
On August 22, 2019, SunTrust Equipment and Finance Leasing Corp. (STEFL”) filed a complaint against the Company in the Middle District of Florida for Declaratory Judgment and Breach of Contract (STEFL had previously filed a similar claim in the Northern District of Georgia, but has voluntarily withdrawn the claim with the Georgia court). The complaint relates to subleases the Company entered into with DC Solar Distribution, Inc., which has subsequently filed for bankruptcy. ISC has filed a motion to dismiss the complaint, which has not yet been fully briefed and remains pending.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
June 1, 2019— June 30, 2019
Repurchase program (1)	—	$—	—	$138,725
July 1, 2019 — July 31, 2019
Repurchase program (1)	—	$—	—	$138,725
August 1, 2019 — August 31, 2019
Repurchase program (1)	—	$—	—	$138,725
	—		—

(1)
We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $530.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. We have no active 10b5-1 plans as of August 31, 2019. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through August 31, 2019, we have purchased 10,566,002 shares of our Class A common shares, for a total of approximately $391.3 million. We did not purchase any shares of our Class A common shares during the nine months ended August 31, 2019. At August 31, 2019, we had approximately $138.7 million remaining repurchase authority under the current Stock Purchase Plan.

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

3.3	Amended and Restated By-Laws of the Company, as amended as of May 22, 2019 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated May 22, 2019)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith
32	Section 1350 Certification — filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	October 3, 2019	/s/ Gregory S. Motto
Gregory S. Motto
Chief Financial Officer